Form 10-Q
period 1996-03-31
INSILCO CORP/DE/
filed 1996-05-15
CIK 863204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number: 0-22098

                              INSILCO CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                                 06-0635844
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)

               425 Metro Place North
                    Fifth Floor
                   Dublin, Ohio                                  43017
     (Address of principal executive offices)                 (Zip Code)

                                614-792-0468
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 1996, 9,301,822 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION                                                               Page
                                                                                             ----
         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets                                        3
                        -       March 31, 1996 (unaudited)
                        -       December 31, 1995

                 Condensed Consolidated Statements of Operations                              4

                        -       Three months ended March 31, 1996 (unaudited)
                        -       Three months ended March 31, 1995 (unaudited)

                 Condensed Consolidated Statement of Stockholders' Deficit                    5

                        -       Three months ended  March 31, 1996 (unaudited)

                 Condensed Consolidated Statements of Cash Flows                              6

                        -       Three months ended March 31, 1996 (unaudited)
                        -       Three months ended March 31, 1995 (unaudited)

                 Notes to Unaudited Condensed Consolidated Financial Statements               7

                 Independent Auditors' Review Report                                          9

         Item 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                              10

Part II. OTHER INFORMATION - Not Applicable

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                    (unaudited)
                                                                     March 31,           December 31,
                                                                       1996                  1995
                                                                    -----------          ------------
                             Assets
                             ------

 Current assets:
     Cash and cash equivalents                                     $     4,896               9,894
     Trade receivables, net                                             76,395              86,086
     Other receivables                                                  10,052               8,452
     Inventories, net                                                   88,593              69,289
     Deferred taxes                                                      6,696               7,228
     Prepaid expenses and other current assets                          12,272               6,395
                                                                       -------            --------

          Total current assets                                         198,904             187,344

 Property, plant and equipment, net                                     92,344              91,235
 Deferred tax asset                                                     27,857              29,653
 Investment in Thermalex                                                10,640              10,028
 Cost in excess of net assets of businesses acquired                     2,713                  -
 Other assets and deferred charges                                      19,222              21,869
                                                                       -------             -------

          Total assets                                             $   351,680             340,129
                                                                       =======             =======

                  Liabilities and Stockholders' Deficit
                  -------------------------------------

 Current liabilities:
     Current portion of long-term debt                             $    20,175              18,642
     Current portion of other long-term obligations                      8,017               7,975
     Accrued interest payable                                            1,653               4,089
     Accounts payable                                                   35,172              45,336
     Accrued expenses and other                                         74,134              66,382
                                                                       -------             -------

          Total current liabilities                                    139,151             142,424

 Long-term debt, excluding current portion                             176,903             167,847
 Other long-term obligations, excluding current portion                 43,926              45,637
 Stockholders' deficit                                                  (8,300)            (15,779)
                                                                      --------             --------

          Total liabilities and stockholders' deficit              $   351,680             340,129
                                                                       =======             =======



Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited balance sheet as of that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                (In thousands, except share and per share data)



                                                                                   (Unaudited)         (Unaudited)
                                                                                  Three Months         Three Months
                                                                                      Ended               Ended
                                                                                    March 31,           March 31,
                                                                                      1996                 1995
                                                                                  ------------         ------------
              Sales                                                              $     122,449              121,375
              Cost of products sold                                                     84,840               83,274
              Depreciation                                                               3,104                3,184
              Selling, general and administrative expenses                              21,193               20,004
              Amortization of intangibles                                                   12                8,043
                                                                                     ---------              -------
                  Operating income                                                      13,300                6,870
                                                                                       -------              -------

              Other income (expense):
                 Interest expense                                                       (4,512)              (4,636)
                 Interest income                                                           297                  245
                 Other income, net                                                         305                1,497
                                                                                      --------              -------
                                                                                        (3,910)              (2,894)
                                                                                      --------              -------

                 Income before income taxes                                              9,390                3,976

              Income tax expense                                                        (3,244)              (3,906)
                                                                                      --------              -------
                  Net income                                                    $        6,146                   70
                                                                                      ========             ========
              Net income per common share and common
                share equivalent                                                $         0.62                 0.01
                                                                                      ========             ========
              Weighted average number of common shares and
                common share equivalents                                             9,954,245           10,071,036
                                                                                     =========           ==========





See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statement of Stockholders' Deficit
                   For the Three Months Ended  March 31, 1996
                                  (unaudited)
                                 (In thousands)





                                                        Common
                                                         Stock       Additional                                       Total
                                                      Par Value       Paid-in       Accumulated      Treasury     Stockholders'
                                                        $0.001        Capital         Deficit         Stock         Deficit
                                                     ----------    -----------     -------------      -------     -------------
                Balance at December 31, 1995         $     10           67,192         (76,168)       (6,813)        (15,779)

                Net income                                  -                -           6,146             -           6,146
                Restricted stock                            -            3,300               -             -           3,300
                Purchase of treasury stock                  -                -               -        (2,359)         (2,359)
                Shares issued upon exercise
                 of stock options                           -              276               -             -             276
                Tax benefit from exercise of
                 stock options                              -              116               -             -             116
                                                      -------          -------      ----------      --------        --------

                Balance at  March 31, 1996           $     10           70,884         (70,022)       (9,172)         (8,300)
                                                      =======           ======         =======        ======         =======







See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          (Unaudited)        (Unaudited)
                                                                         Three Months        Three Months
                                                                            Ended               Ended
                                                                           March 31,          March 31,
                                                                            1996               1995
                                                                      ---------------    ---------------
 Cash flows from operating activities:
    Net income                                                          $     6,146                 70
    Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                        3,116             11,227
         Deferred tax expense                                                 2,303              3,086
         Other noncash charges and credits                                      136                128
         Change in operating assets and liabilities:
            Receivables                                                       8,982                961
            Inventories                                                     (17,578)           (20,112)
            Payables and other                                               (5,463)            (2,522)
            Other long-term liabilities                                        (880)            (1,950)
                                                                          ---------         ----------

               Net cash used in operating activities                         (3,238)            (9,112)
                                                                           --------         ----------

 Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                         (5,129)               -
    Capital expenditures                                                     (4,099)            (3,344)
    Other investing activities                                                  109              3,242
                                                                          ---------         ----------

               Net cash used in investing activities                         (9,119)              (102)
                                                                           --------         ----------

 Cash flows from financing activities:
    Proceeds from debt borrowings                                            15,200              8,900
    Retirement of long-term debt                                             (4,107)            (2,890)
    Purchase of treasury stock                                               (2,359)               -
    Payment of prepetition liabilities                                       (1,651)            (1,677)
    Proceeds from sale of stock                                                 276                123
                                                                          ---------         ----------

               Net cash provided by financing activities                      7,359              4,456
                                                                           --------         ----------

               Net decrease in cash and cash equivalents                     (4,998)            (4,758)

 Cash and cash equivalents at beginning of period                             9,894              8,690
                                                                           --------         ----------

 Cash and cash equivalents at end of period                             $     4,896              3,932
                                                                           ========         ==========

 Interest paid                                                          $     4,807              5,378
                                                                           ========         ==========

 Income taxes paid                                                     $        119                141
                                                                          =========         ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1996


(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all determinable adjustments have been made which are considered necessary to present fairly the financial position and the results of operations and cash flows at the dates and for the periods presented. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

(2)     Inventories
        -----------

        Inventories consisted of the following at March 31, 1996 (in thousands):

             Raw materials and supplies                     $ 28,037
             Work-in-process                                  33,838
             Finished goods                                   26,718
                                                              ------

                    Total inventories                       $ 88,593
                                                              ======

(3)     Earnings Per Share
        ------------------

        Earnings per share for the quarters ended March 31, 1996 and 1995 were determined using the weighted average of the shares issued and reserved for issuance as of the Plan Effective Date and additional shares issued since that date, except for 120,003 shares that were subject to forfeiture for the March 31, 1995 calculation. When dilutive, stock options are included as share equivalents using the treasury stock method. The weighted average number of common shares and common share equivalents used for calculation of the primary earnings per share as of March 31, 1996 and 1995, were 9,954,245 and 10,071,036, respectively.

        In 1996, fully diluted net income per share for the quarter ended March 31, 1996, based upon 10,012,713 common shares and common share equivalents was $0.61 per share. In 1995, fully diluted net income per common share, based upon 10,117,003 common shares and common share equivalents, was $0.01 per share.

(4)     Contingencies
        -------------

        The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company has a program for monitoring its compliance with applicable environmental regulations, the interpretation of which often is subjective. This program includes regular reviews of the Company operations' obligations to comply with the environmental laws and regulations in order to determine the adequacy of the recorded liability for remediation activities.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1996


        The Company is also implicated in various claims and legal actions arising in the ordinary course of business. Certain claims filed in the bankruptcy court are in dispute. The Company has recorded these disputed claims at the estimated settlement amounts ultimately expected to be allowed following the bankruptcy court litigation. Those claims or liabilities not subject to bankruptcy court litigation will be addressed in the ordinary course of business and will be paid in cash as expenses are incurred.

        In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(5)     Estimates
        ---------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(6)     Acquisitions
        ------------

        On February 1, 1996, the Company acquired businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market for a net purchase price of $5,129,000.

                      INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS
INSILCO CORPORATION

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of March 31, 1996, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995 and the condensed consolidated statement of stockholders' deficit for the three-month period ended March 31, 1996.
These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. We did not audit the 1995 financial statements of Thermalex, Inc., a 50 percent owned investee company which is accounted for under the equity method. The 1995 financial statements of Thermalex, Inc. were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Thermalex, Inc., was based solely on the report of the other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet, from which it has been derived.




Columbus, Ohio
April 24, 1996                                            KPMG Peat Marwick, LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION


On April 1, 1993, Insilco Corporation (the "Company") and certain of its subsidiaries (collectively with the Company, the "Debtors") emerged from Chapter 11 bankruptcy proceedings pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization"). The Plan of Reorganization resulted in a change of control of the Company and a substantial reduction in the Company's liabilities.

March 31, 1993 was the effective date (the "Plan Effective Date ") of the Plan of Reorganization for financial reporting purposes, and as of that date the Company adopted the "fresh start" reporting principles prescribed by Statement 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants. The "fresh start" accounting principles required the Company to value its assets and liabilities at fair values and eliminate its accumulated deficit. The total reorganization value of assets at the Plan Effective Date was approximately $562,011,000, or approximately $218,026,000 in excess of the aggregate fair value of the tangible and identified intangible assets (classified as "Reorganization Goodwill"). The most notable impact of "fresh start" accounting on the financial statements is the negative impact on the reported operating income of each business segment and the consolidated net income resulting from the noncash amortization of the Reorganization Goodwill. Such amortization expense totaled $8,043,000 in the first three months of 1995. At December 31, 1995, the Reorganization Goodwill was fully amortized.

RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive component products, telecommunications/electronics and a variety of specialty consumer products. The Company's Automotive Components Group serves primarily the automotive markets through Thermal Components and Steel Parts Corporation operating units. The Technologies Group serves primarily the telecommunications and components markets through its Stewart Connector Systems, Stewart Stamping, Signal Transformer and Escod Industries operating units. The Office Products and Specialty Publishing Group includes Rolodex, Curtis Manufacturing and Taylor Publishing (a school yearbook publisher).

Summarized sales and operating income (loss) by business segment and the significant other components of net income for the three months ended March 31, 1996 compared to the corresponding period in 1995 are set forth in the following table (in thousands) and discussed below:

                                                                              Three Months
                                                                             Ended March 31,
                                                                             ---------------

                                                                         1996                1995
                                                                         ----                ----
 SALES
    Automotive Components Group                                     $   49,301              47,390
    Technologies Group                                                  44,183              42,128
    Office Products/Specialty Publishing Group                          28,965              31,857
                                                                       -------             -------

                                                                       122,449             121,375
                                                                       -------             -------

 OPERATING INCOME (LOSS)
    Automotive Components Group                                          5,620               5,472
    Technologies Group                                                   6,158               4,367
    Office Products/Specialty Publishing Group                           1,543              (2,954)
    Unallocated Corporate                                                  (21)                (15)
                                                                      --------           ---------

                                                                        13,300               6,870
                                                                       -------            --------


  SUPPLEMENTAL INFORMATION:  EFFECTS OF "FRESH START
  ACCOUNTING" ON OPERATING INCOME (LOSS) COMPARABILITY

  AMORTIZATION OF REORGANIZATION GOODWILL
        Automotive Components Group                                        -                   851
        Technologies Group                                                 -                 1,794
        Office Products/Specialty Publishing Group                         -                 5,398
                                                                     ---------            --------

                                                                           -                 8,043
                                                                     ---------            --------

 OTHER INCOME (EXPENSE)
    Interest expense                                                    (4,512)             (4,636)
    Interest income                                                        297                 245
    Other income                                                           305               1,497
                                                                       -------            --------

                                                                        (3,910)             (2,894)
                                                                       -------            --------

 INCOME BEFORE INCOME TAXES                                              9,390               3,976

 INCOME TAX EXPENSE                                                     (3,244)             (3,906)
                                                                       -------            --------

 NET INCOME                                                         $    6,146                  70
                                                                       =======           =========

SALES AND OPERATING INCOME. Total net sales increased by approximately 1% ($1,074,000) in the first quarter of 1996 compared to the corresponding period in 1995. Sales for the first quarter of 1996 compared to the corresponding period of 1995 in the Automotive Components Group and Technologies Group increased by approximately 4% ($1,911,000) and 5% ($2,055,000), respectively, while sales in the Office Products/Specialty Publishing Group decreased 9% ($2,892,000). The overall sales growth was adversely affected by the severe winter weather, a strike at General Motors, lower automotive production at the Company's largest automotive OEM customer and a decline in sales at Rolodex/Curtis.

In the Automotive Components Group, sales of aftermarket automotive heat exchanger related products manufactured by the Company's Thermal Components unit, which included tubing, as well as completed radiators and air conditioning condensers, increased significantly over the first quarter of 1995. First quarter sales included $1.2 million in sales from its recently acquired radiator aftermarket businesses. Steel Parts reported a slight gain in sales of transmissions and other stamped steel parts in spite of a slower automotive build rate by the Group's primary customer for these products. Higher content per car of Steel Parts' transmission components and diversification of its steel parts product line allowed the Company to mitigate the effect of the slowdown in automotive production during the quarter. Partially offsetting these gains was a drop in sales of stainless steel tubing for non-automotive applications.

Sales in the Technologies Group for the quarter ended March 31, 1996 increased 5% ($2,055,000) due to double digit growth of the segment's wire and cable assemblies by Escod Industries and electrical transformers by Signal Transformer. In addition, Stewart Connector's modular data interconnect product sales grew modestly, up 5%, reflecting pricing pressures. Partially offsetting these improvements was a decline in the sales of precision stampings by Stewart Stamping.

Sales of office and computer accessory products, within the Office Products/Specialty Publishing Group, decreased 11% ($3,034,000) in the first quarter of 1996 from the same period in 1995, due to a sharp decline in sales of Curtis Manufacturing's computer accessories products and decreased sales of electronic organizers at Rolodex. Sales of Curtis Manufacturing's computer accessories products were down 29% ($1,457,000) due to delays in product deliveries, retailer inventory caution early in the quarter and the highly competitive market. Electronic organizer sales were down in the first quarter compared to a strong first quarter in 1995. (See Seasonality for information regarding Taylor Publishing sales.)

Operating income increased from $6,870,000 in the first quarter of 1995 to $13,300,000 in the first quarter of 1996 primarily due to the effect of the noncash amortization of Reorganization Goodwill on the comparability of the periods. In the first quarter of 1996, there was no Reorganization Goodwill amortization expense compared to $8,043,000 in the first quarter of 1995. The Reorganization Goodwill was fully amortized in the fourth quarter of 1995.

The Automotive Components Group's operating income in the first quarter of 1996 compared to the corresponding period of 1995 increased from $5,472,000 to $5,620,000. Excluding the first quarter 1995 Reorganization Goodwill amortization expense of $851,000, the segment's operating income decreased $703,000 as a result of lower margins reported in the stainless steel tubing business and the product mix of heat exchanger sales.

The Technologies Group's operating income in the first quarter of 1996 compared to the corresponding period of 1995 increased from $4,367,000 to $6,158,000. Excluding the Reorganization Goodwill amortization expense of $1,794,000 in the first quarter of 1995, the segment's operating income was flat compared to the first quarter of 1995 due to the sales mix of lower margin wire and cable assemblies, competitive pricing pressures and higher raw material prices.

The Office Products/Specialty Publishing segment's operating income in the first quarter of 1996 was $1,543,000 compared to an operating loss of
$2,954,000 in the corresponding period of 1995.   Excluding the Reorganization
Goodwill amortization expense of $5,398,000 in the first quarter of 1995, the segment's operating income decreased $901,000 primarily due to the decreased sales as discussed above.

OTHER INCOME (EXPENSE). Other income for the first quarter of 1996 decreased $1,192,000 from the same period in 1995 due to proceeds from noncurrent assets and miscellaneous other income recorded in 1995. Interest expense decreased 3% ($124,000) in the first quarter of 1996 compared to the first quarter of 1995.

INCOME TAX EXPENSE. The Company's actual income tax payments were, and are expected to be, substantially less than the total financial statement tax expense as the benefits of net deferred tax assets are realized.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations used $3,238,000 cash in the first quarter of 1996 as compared to a cash usage of $9,112,000 in the first quarter of 1995. Cash flows from operations improved due to improved working capital management, primarily accounts receivable.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In 1996, the Company acquired businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market for a net purchase price of $5,129,000. The Company's other current investments consist principally of capital expenditures which totaled $4,099,000 during the quarter ended March 31, 1996. In 1995, the Company received $1,750,000 from Thermalex relating to the partial repayment of a 1995 loan, net proceeds of $726,000 from an escrow deposit following settlement of certain environmental claims that had been pending against the Company in the Chapter 11 cases and $629,000 on the sale of idle assets.

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. In the first quarter of 1996, the Company made payments totaling $4,000,000 on its term loan and borrowed a net amount of $15,200,000 on its revolving credit facility. The Company also repurchased an additional 74,500 shares of its common stock for $2,359,000. In addition, the Company paid $1,651,000 of prepetition liabilities in the first quarter of 1996. In the first quarter of 1995, the Company made payments totaling $2,875,000 on its term loan and borrowed a net amount of $8,900,000 on its revolving credit facility. In addition, the Company paid $1,677,000 of prepetition liabilities in the first quarter of 1995.

SEASONALITY. The Company's yearbook publishing business, Taylor Publishing, is highly seasonal, with a majority of sales occurring in the second and third quarters of the year. Taylor receives significant customer advance deposits in the second half of the year. The Company's other businesses are not highly seasonal.

IMPACT OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not significantly affected the Company's operating results or markets.

LIQUIDITY. At March 31, 1996, the Company's cash and cash equivalents and net working capital amounted to $4,896,000 and $59,753,000, respectively, representing a decrease in cash and cash equivalents of approximately 51% ($4,998,000) and an increase in net working capital of 33% ($14,833,000) from the December 31, 1995 levels. The borrowing ability under the Company's revolving credit facility at March 31, 1996 was $58,081,000, including $37,881,000 available for letters of credit.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INSILCO CORPORATION
                                   --------------------------------------
                                   Registrant



Date: May 13, 1996           By:      /s/ James D. Miller
                                   --------------------------------------
                                   James D. Miller
                                   Executive Vice President and
                                   Chief Financial Officer



                             By:       /s/ Philip K. Woodlief
                                   -------------------------------------
                                   Philip K. Woodlief
                                   Controller and Principal
                                   Accounting Officer