Form 10-Q
period 1996-06-30
INSILCO CORP/DE/
filed 1996-08-13
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 1996, 9,321,024 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION                                                                Page
                                                                                              ----

       Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets                                          3
                      -      June 30, 1996 (unaudited)
                      -      December 31, 1995

                 Condensed Consolidated Statements of Income                                    4

                      -      Six months ended June 30, 1996 (unaudited)
                      -      Six months ended June 30, 1995 (unaudited)
                      -      Three months ended June 30, 1996 (unaudited)
                      -      Three months ended June 30, 1995 (unaudited)

                 Condensed Consolidated Statement of Stockholders' Equity                       5

                      -      Six months ended  June 30, 1996 (unaudited)

                 Condensed Consolidated Statements of Cash Flows                                6

                      -      Six months ended June 30, 1996 (unaudited)
                      -      Six months ended June 30, 1995 (unaudited)

                 Notes to Unaudited Condensed Consolidated Financial Statements                 7

                 Independent Auditors' Review Report                                            9

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                    10

Part II. OTHER INFORMATION - Not Applicable

PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                             (unaudited)
                                                               June 30,      December 31,
                                                                 1996           1995
                                                               --------       --------
                              Assets

Current assets:
    Cash and cash equivalents                                  $ 10,908          9,894
    Trade receivables, net                                       86,511         86,086
    Other receivables                                             6,998          8,452
    Inventories, net                                             77,710         69,289
    Deferred tax asset                                            8,581          7,228
    Prepaid expenses and other current assets                     8,576          6,395
                                                               --------       --------

         Total current assets                                   199,284        187,344

Property, plant and equipment, net                               93,516         91,235
Deferred tax asset                                               21,140         29,653
Investment in Thermalex                                           9,990         10,028
Excess of cost over assets acquired, net                          2,696           --
Other assets                                                     19,018         21,869
                                                               --------       --------

         Total assets                                          $345,644        340,129
                                                               ========       ========

                    Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                          $ 21,656         18,642
    Current portion of other long-term obligations                7,160          7,975
    Accrued interest payable                                      2,265          4,089
    Accounts payable                                             36,495         45,336
    Accrued expenses and other                                   60,552         66,382
                                                               --------       --------

         Total current liabilities                              128,128        142,424

Long-term debt, excluding current portion                       171,725        167,847
Other long-term obligations, excluding current portion           43,500         45,637
Stockholders' equity (deficit)                                    2,291        (15,779)
                                                               --------       --------

         Total liabilities and stockholders' equity            $345,644        340,129
                                                               ========       ========

Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited balance sheet as of that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                 (In thousands, except share and per share data)




                                                    Six Months         Six Months        Three Months       Three Months
                                                      Ended              Ended               Ended             Ended
                                                     June 30,           June 30,           June 30,           June 30,
                                                       1996               1995               1996               1995
                                                   -----------        -----------        -----------        -----------

Sales                                              $   300,497            288,596            178,048            167,221
Cost of products sold                                  202,752            193,376            117,912            109,685
Depreciation                                             8,058              7,925              4,954              4,741
Selling, general and administrative expenses            56,773             52,406             35,580             32,819
Nonrecurring charges                                      --                6,200               --                6,200
Amortization of intangibles                                 29             16,086                 17              8,043
                                                   -----------        -----------        -----------        -----------

    Operating income                                    32,885             12,603             19,585              5,733
                                                   -----------        -----------        -----------        -----------
Other income (expense):
   Interest expense                                     (9,400)            (9,740)            (4,888)            (5,104)
   Interest income                                         460              1,377                163              1,132
   Other income (expense), net                           3,104              8,376              2,799              6,879
                                                   -----------        -----------        -----------        -----------
                                                        (5,836)                13             (1,926)             2,907
                                                   -----------        -----------        -----------        -----------
    Income before income taxes                          27,049             12,616             17,659              8,640

Income tax expense                                      (9,098)            (9,225)            (5,854)            (5,319)
                                                   -----------        -----------        -----------        -----------
    Net income                                     $    17,951              3,391             11,805              3,321
                                                   ===========        ===========        ===========        ===========

Net income per common share and common
  share equivalent                                 $      1.81               0.34               1.20               0.33
                                                   ===========        ===========        ===========        ===========
Weighted average number of common shares
 outstanding and common share equivalents            9,908,973         10,101,216          9,859,412         10,122,418
                                                   ===========        ===========        ===========        ===========




See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1996
                                   (unaudited)
                                 (In thousands)






                                      Common                                                                 Total
                                       Stock         Additional                                           Stockholders'
                                     Par Value         Paid-in         Accumulated        Treasury           Equity
                                       $0.001          Capital           Deficit            Stock           (Deficit)
                                     ---------       ----------        -----------        --------        -------------

Balance at December 31, 1995          $    10           67,192           (76,168)           (6,813)          (15,779)

Net income                               --               --              17,951              --              17,951
Purchase of treasury stock               --               --                --              (3,353)           (3,353)
Restricted stock                         --              3,300              --                --               3,300
Reserved shares                          --               (706)             --                --                (706)
Shares issued upon exercise
  of stock options                       --                656              --                --                 656
Tax benefit from exercise of
 stock options                           --                222              --                --                 222
                                      -------          -------           -------           -------           -------

Balance at  June 30, 1996             $    10           70,664           (58,217)          (10,166)            2,291
                                      =======          =======           =======           =======           =======




See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                       Six Months      Six Months
                                                                         Ended           Ended
                                                                        June 30,        June 30,
                                                                          1996            1995
                                                                        --------        --------
Cash flows from operating activities:
   Net income                                                           $ 17,951           3,391
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                      8,090          24,011
        Deferred tax expense                                               7,187           7,499
        Other noncash charges and credits                                     11          (1,067)
        Change in operating assets and liabilities:
           Receivables                                                     1,920          (1,887)
           Inventories                                                    (6,695)         (9,083)
           Payables and other                                            (16,656)        (11,370)
           Other long-term liabilities                                    (1,475)         (2,482)
                                                                        --------        --------

              Net cash provided by operating activities                   10,333           9,012
                                                                        --------        --------

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                       (5,129)           --
   Capital expenditures                                                   (9,266)         (8,543)
   Other investing activities                                              2,058           4,931
                                                                        --------        --------

              Net cash used in investing activities                      (12,337)         (3,612)
                                                                        --------        --------

Cash flows from financing activities:
   Proceeds from debt borrowings                                          15,653           6,000
   Retirement of long-term debt                                           (8,287)         (5,780)
   Purchase of treasury stock                                             (3,353)           --
   Payment of prepetition liabilities                                     (1,651)         (1,675)
   Proceeds from sale of stock                                               656             183
                                                                        --------        --------

              Net cash provided by (used in) financing activities          3,018          (1,272)
                                                                        --------        --------

              Net increase in cash and cash equivalents                    1,014           4,128

Cash and cash equivalents at beginning of period                           9,894           8,690
                                                                        --------        --------

Cash and cash equivalents at end of period                              $ 10,908          12,818
                                                                        ========        ========

Interest paid                                                           $  8,858           9,722
                                                                        ========        ========

Income taxes paid                                                       $  1,277             970
                                                                        ========        ========



See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1996


(1)      Basis of Presentation

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

(2)      Inventories

         Inventories consisted of the following at June 30, 1996 (in thousands):

              Raw materials and supplies                     $28,791
              Work-in-process                                 24,089
              Finished goods                                  24,830
                                                             -------

                     Total inventories                       $77,710
                                                             =======

(3)      Earnings Per Share

         Earnings per share for the three and six months ended June 30, 1996 and 1995 were determined using the weighted average of the shares issued and reserved for issuance as of the Plan Effective Date and additional shares issued since that date. When dilutive, stock options were included as share equivalents using the treasury stock method. The weighted average number of common shares and common share equivalents used for calculation of the primary earnings per share for the quarter and six months ended June 30, 1996 were 9,859,412 and 9,908,973, respectively. The weighted average number of common shares and common share equivalents used for calculation of earnings per share for both the three and six months ended June 30, 1995 were 10,122,418 and 10,101,216, respectively.

(4)      Contingencies

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

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1996


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

(6)      Acquisitions

         On July 10, 1996, the Company acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co. The transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International, Inc. The cash transaction, financed principally from borrowings under the Company's Bank Credit Agreement, is valued at approximately $31,000,000, plus transaction fees and expenses, and is subject to certain adjustments.

         The Company filed a Form 8-K dated July 10, 1996 reporting the acquisition of Helmut Lingemann GmbH & Co. At that time, it was impracticable to provide the financial statements of the business acquired and pro forma financial information. Such information will be filed as soon as practicable, but not later than sixty days after the date upon which the Form 8-K was filed.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS
INSILCO CORPORATION:

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of June 30, 1996, the related condensed consolidated statements of income for the three-month periods and six-month periods ended June 30, 1996 and 1995, the related condensed consolidated statement of stockholders' equity (deficit) for the six-month period ended June 30, 1996, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet, from which it has been derived.




Columbus, Ohio
July 30, 1996                               KPMG Peat Marwick LLP

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

March 31, 1993 was the effective date (the "Plan Effective Date ") of the Plan of Reorganization for financial reporting purposes, and as of that date the Company adopted the "fresh start" reporting principles prescribed by Statement 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants. The "fresh start" accounting principles required the Company to value its assets and liabilities at fair values and eliminate its accumulated deficit. The total reorganization value of assets at the Plan Effective Date was approximately $562,011,000, or approximately $218,026,000 in excess of the aggregate fair value of the tangible and identified intangible assets (classified as "Reorganization Goodwill"). The most notable impact of "fresh start" accounting on the financial statements is the negative impact on the reported operating income of each business segment and the consolidated net income resulting from the noncash amortization of the Reorganization Goodwill. Such amortization expense totaled $8,043,000 and $16,086,000 in the three months and six months ended June 30, 1995, respectively. At December 31, 1995, the Reorganization Goodwill was fully amortized.


RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive component products, telecommunications/ electronics and a variety of specialty consumer products. The Company's Automotive Components Group serves primarily the automotive markets through Thermal Components and Steel Parts Corporation operating units. The Technologies Group serves primarily the telecommunications and components markets through its Stewart Connector Systems, Stewart Stamping, Signal Transformer and Escod Industries operating units. The Office Products and Specialty Publishing Group includes Rolodex, Curtis Manufacturing and Taylor Publishing (a school yearbook publisher).

Summarized sales and operating income (loss) by business segment and the significant other components of net income for the three months and six months ended June 30, 1996 compared to the corresponding periods in 1995 are set forth in the following table (in thousands) and discussed below:

                                                                    Six Months                      Three Months
                                                                  Ended June 30,                   Ended June 30,
                                                                  --------------                   --------------
                                                              1996             1995             1996             1995

SALES
   Automotive Components Group                             $ 101,480           93,217           52,179           45,827
   Technologies Group                                         92,181           86,470           47,998           44,342
   Office Products/Specialty Publishing Group                106,836          108,909           77,871           77,052
                                                           ---------        ---------        ---------        ---------

                                                             300,497          288,596          178,048          167,221
                                                           ---------        ---------        ---------        ---------
OPERATING INCOME (LOSS)
   Automotive Components Group                                12,278           10,638            6,658            5,166
   Technologies Group                                         13,403           10,476            7,245            6,109
   Office Products/Specialty Publishing Group                  7,246           (8,481)           5,703           (5,527)
   Unallocated Corporate                                         (42)             (30)             (21)             (15)
                                                           ---------        ---------        ---------        ---------

                                                              32,885           12,603           19,585            5,733
                                                           ---------        ---------        ---------        ---------
- -----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:  EFFECTS OF "FRESH START
ACCOUNTING" ON OPERATING INCOME (LOSS) COMPARABILITY

AMORTIZATION OF REORGANIZATION GOODWILL
   Automotive Components Group                                  --              1,702             --                851
   Technologies Group                                           --              3,588             --              1,794
   Office Products/Specialty Publishing Group                   --             10,796             --              5,398
                                                           ---------        ---------        ---------        ---------

                                                                --             16,086             --              8,043
                                                           ---------        ---------        ---------        ---------
- -----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest expense                                           (9,400)          (9,740)          (4,888)          (5,104)
   Interest income                                               460            1,377              163            1,132
   Other income (expense), net                                 3,104            8,376            2,799            6,879
                                                           ---------        ---------        ---------        ---------

                                                              (5,836)              13           (1,926)           2,907
                                                           ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES                                    27,049           12,616           17,659            8,640

INCOME TAX EXPENSE                                            (9,098)          (9,225)          (5,854)          (5,319)
                                                           ---------        ---------        ---------        ---------

NET INCOME                                                 $  17,951            3,391           11,805            3,321
                                                           =========        =========        =========        =========

SALES AND OPERATING INCOME. Total net sales in the second quarter of 1996 increased by approximately 6% ($10,827,000) over the corresponding period in 1995. In the second quarter of 1996, the Automotive Components Group and Technologies Group had solid increases over the corresponding period of 1995 of approximately 14% ($6,352,000) and 8% ($3,656,000), respectively, while sales in the Office Products/Specialty Publishing Group were relatively flat compared to the prior year period. In the first half of 1996, sales increased 4% ($11,901,000) over the same period of 1995 due to increased sales in the Automotive Components Group and Technologies Group of 9% ($8,263,000) and 7% ($5,711,000), respectively, partially offset by a decline in sales in the Office Products/Specialty Publishing Group of 2% ($2,073,000).

In the Automotive Components Group, sales of aftermarket automotive heat exchanger related products manufactured by the Company's Thermal Components unit increased over the first half and second quarter of 1995. Sales for the second quarter and first half of 1996 included $2,195,000 and $3,393,000, respectively, in sales from its recently acquired radiator aftermarket businesses. For the second quarter and first half of 1996, Steel Parts reported gains in sales of transmissions and other stamped steel parts due to higher content per car of Steel Parts' transmission components and diversification of its steel parts product line. Partially offsetting these gains was a drop in sales of stainless steel tubing for non-automotive applications for both the second quarter and first half of 1996.

Sales in the Technologies Group for the quarter ended June 30, 1996 increased 8% ($3,656,000) due to double digit growth of the segment's wire and cable assemblies by Escod Industries and growth in the sales of precision stampings by Stewart Stamping. Stewart Connector's modular data interconnect product sales grew modestly, up 3%. Partially offsetting these improvements was a decline in the sales of power transformers by Signal Transformer due to a slowdown in orders from a few higher volume customers. For the first half of 1996, compared to the same period in 1995, Escod's double digit growth led the Group as all units contributed to 7% ($5,711,000) year over year growth.

Sales of office and computer accessory products, within the Office Products/Specialty Publishing Group, increased 3% ($558,000) in the second quarter of 1996 over the same period in 1995, due to increased sales of Rolodex' traditional products and paper-based organizers and Curtis Manufacturing's computer accessories products partially offset by the expected decreased sales of electronic organizers at Rolodex. For the first half of 1996, sales of office and computer accessory products decreased 5% ($2,476,000) from the same period in 1995 due to decreased sales of electronic organizers at Rolodex and decreased sales of Curtis Manufacturing's computer accessories products due to a slow first quarter of 1996. Taylor Publishing sales for the second quarter and first half of 1996 were relatively flat compared to the same periods of the prior year. (See Seasonality for additional information regarding Taylor Publishing sales.)

Operating income increased from $5,733,000 in the second quarter of 1995 to $19,585,000 in the second quarter of 1996 primarily due to the effect of the 1995 noncash amortization of Reorganization Goodwill on the comparability of the periods and certain nonrecurring charges totaling $6,200,000 related to uncollectible accounts receivable, sales returns and obsolete inventory recorded at Rolodex/Curtis in the second quarter of 1995. In the second quarter of 1996, there was no Reorganization Goodwill amortization expense compared to $8,043,000 in the second quarter of 1995. Excluding the second quarter 1995 Reorganization Goodwill amortization expense and nonrecurring charges, operating income for the second quarter of 1996 decreased $391,000 or 2% from the corresponding period in 1995.

On a year-to-date basis, operating income increased from $12,603,000 in the first half of 1995 to $32,885,000 in the first half of 1996 primarily due to the effect of the noncash amortization of Reorganization Goodwill and nonrecurring charges recorded in 1995 on the comparability of the periods. In 1996 there was no Reorganization Goodwill amortization expense compared to $16,086,000 in 1995. Excluding the 1995 Reorganization Goodwill amortization expense and nonrecurring charges, operating income for the first half of 1996 decreased $2,004,000 or 6% from the corresponding period in 1995.

The Automotive Components Group's operating income in the second quarter of 1996 compared to the corresponding period of 1995 increased from $5,166,000 to $6,658,000. Excluding the second quarter 1995 Reorganization Goodwill amortization expense of $851,000, the segment's operating income increased $641,000 due to increased sales in the Company's heat exchanger related units partially offset by decreased operating margins at the Company's non-automotive stainless steel tubing business. For the first half of 1996, the Automotive Components Group's operating income was $12,278,000 compared to $10,638,000 in the corresponding period of 1995. Excluding the 1995 Reorganization Goodwill amortization expense of $1,702,000, the segment's operating income was relatively flat as a result of lower margins reported in the stainless steel tubing business and the product mix of heat exchanger sales.

The Technologies Group's operating income increased from $6,109,000 in the second quarter of 1995 to $7,245,000 in the second quarter of 1996. Excluding the Reorganization Goodwill amortization expense of $1,794,000 in the second quarter of 1995, the segment's operating income decreased $658,000 from the second quarter of 1995 due to the sales mix shift to lower margin products at the Company's connector business, competitive pricing pressures and lower power transformer sales. For the first half of 1996, the Technologies Group's operating income was $13,403,000 compared to $10,476,000 in the corresponding period of 1995. Excluding the Reorganization Goodwill amortization expense of $3,588,000 in the first half of 1995, the segment's operating income decreased $661,000 from the first half of 1995 due to the sales mix shift to lower margin products at the Company's connector business and competitive pricing pressures.

The Office Products/Specialty Publishing Group's operating income in the second quarter of 1996 was $5,703,000 compared to an operating loss of $5,527,000 in the corresponding period of 1995. Excluding the Reorganization Goodwill amortization expense of $5,398,000 in the second quarter of 1995, the Group's operating income increased $5,832,000 due to the $6,200,000 in nonrecurring expenses recorded in 1995 and improved productivity at Taylor Publishing partially offset by the increased costs associated with restructuring Rolodex' administrative support structure. In the first half of 1996, the Office Products/Specialty Publishing Group's operating income was $7,246,000 compared to an operating loss of $8,481,000 in the corresponding period of 1995. Excluding the Reorganization Goodwill amortization expense of $10,796,000 in the first half of 1995, the Group's operating income increased $4,931,000 due to the same reasons discussed above for the second quarter increase.

OTHER INCOME (EXPENSE). Other income for the second quarter and first half of 1996 decreased $4,833,000 and $5,849,000, respectively, from the corresponding periods in 1995 due to proceeds from noncurrent assets and miscellaneous other income recorded in 1995. In the second quarter and first half of 1995, other income included a net favorable adjustment of $1,494,000 related to the resolution of several legal disputes dating to prior years, a favorable adjustment to its environmental liabilities of $3,600,000 following a review of the Company's liability related to previously divested operations and a $1,599,000 gain on the sale of idle corporate assets. For the second quarter and first half of 1996, other income included equity in income from the Company's unconsolidated joint venture, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers, of $750,000 and $1,363,000, respectively, compared to $509,000 and $1,075,000 in the corresponding periods of 1995, respectively. Interest expense decreased 4% ($216,000) and 3% ($340,000) in the second quarter and first half of 1996, respectively, from the corresponding periods of the prior year.

INCOME TAX EXPENSE. The Company's actual income tax payments were, and are expected to be, substantially less than the total financial statement tax expense as the benefits of net deferred tax assets are realized.

CASH FLOWS FROM OPERATING ACTIVITIES. Operations provided $10,333,000 cash in the first half of 1996 as compared to providing $9,012,000 in the first half of 1995. Cash flows from operations improved due to improved working capital management, primarily inventory and accounts receivable.

CASH FLOWS USED IN INVESTING ACTIVITIES. In the first half of 1996, the Company's investing activities used $12,337,000 compared to $3,612,000 in the first half of 1995. In early 1996 the Company acquired businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market for a net purchase price of $5,129,000. The Company's other current investments consist principally of capital expenditures which totaled $9,266,000 during the first half of 1996. In the first half of 1996, the Company received $1,000,000 from Thermalex relating to the partial repayment of a 1994 loan and a $400,000 dividend distribution from Thermalex. In 1995, the

Company received $1,918,000 on the sale of idle assets, $1,750,000 from Thermalex relating to the partial repayment of a 1994 loan, net proceeds of $726,000 from an escrow deposit following settlement of certain environmental claims that had been pending against the Company in the Chapter 11 cases and a $400,000 dividend distribution from Thermalex.

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. Financing activities provided $3,018,000 in the first half of 1996 compared to using $1,272,000 in the corresponding period of 1995. In the first half of 1996, the Company made payments totaling $8,000,000 on its term loan and borrowed a net amount of $15,400,000 on its revolving credit facility. The Company also repurchased an additional 79,500 shares of its common stock for $2,539,000 bringing the total purchases under the Company's $15.0 million buyback program to 277,000 shares or $9,178,000. In addition, the Company paid $1,651,000 of prepetition liabilities in the first half of 1996. In the first half of 1995, the Company made payments totaling $5,750,000 on its term loan and borrowed a net amount of $6,000,000 on its revolving credit facility. The Company paid $1,675,000 of prepetition liabilities in the first half of 1995.

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

LIQUIDITY. At June 30, 1996, the Company's cash and cash equivalents and net working capital amounted to $10,908,000 and $71,156,000, respectively, representing increases in cash and cash equivalents of approximately 10% ($1,014,000) and in net working capital of 58% ($26,236,000) from the December 31, 1995 levels. The borrowing ability under the Company's revolving credit facility at June 30, 1996 was $58,705,000, including $38,705,000 available for letters of credit.

The July 10, 1996 acquisition of Helmut Lingemann GmbH & Co. (see Note 6 to the Unaudited Condensed Consolidated Financial Statements) was principally financed with borrowings under the Company's Bank Credit Agreement. Such borrowings reduced the Company's revolving credit availability by approximately $31,000,000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INSILCO CORPORATION
                                                 -------------------------------
                                                 Registrant



Date: August 13, 1996                       By:   /s/ James D. Miller
                                                 -------------------------------
                                                 James D. Miller
                                                 Executive Vice President and
                                                 Chief Financial Officer



                                            By:   /s/ Philip K. Woodlief
                                                 -------------------------------
                                                 Philip K. Woodlief
                                                 Controller and Principal
                                                 Accounting Officer