Form 10-Q
period 1996-09-30
INSILCO CORP/DE/
filed 1996-11-14
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 11, 1996, 9,334,700 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION                                                          Page
                                                                                        ----
         Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets                                3
                           - September 30, 1996 (unaudited)
                           - December 31, 1995

                    Condensed Consolidated Statements of Income                          4
                           - Nine months ended September 30, 1996 (unaudited)
                           - Nine months ended September 30, 1995 (unaudited)
                           - Three months ended September 30, 1996 (unaudited)
                           - Three months ended September 30, 1995 (unaudited)

                    Condensed Consolidated Statement of Stockholders' Equity             5
                           - Nine months ended September 30, 1996 (unaudited)

                    Condensed Consolidated Statements of Cash Flows                      6
                           - Nine months ended September 30, 1996 (unaudited)
                           - Nine months ended September 30, 1995 (unaudited)

                    Notes to Unaudited Condensed Consolidated Financial Statements       7

                    Independent Auditors' Review Report                                 10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                        11

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      16

                     Exhibit Index                                                      18

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                   (unaudited)
                                                                   September 30, December 31,
                                                                      1996          1995
                                                                    --------      --------
                              Assets
Current assets:
    Cash and cash equivalents                                       $  1,384         9,894
    Trade receivables, net                                            82,384        86,086
    Other receivables                                                  7,710         8,452
    Inventories, net                                                  64,444        69,289
    Deferred tax asset                                                 7,474         7,228
    Net assets of business held for sale                              10,709            --
    Prepaid expenses and other current assets                          7,355         6,395
                                                                    --------      --------
         Total current assets                                        181,460       187,344
Property, plant and equipment, net                                   112,301        91,235
Deferred tax asset                                                    19,236        29,653
Investment in Thermalex                                               10,900        10,028
Excess of cost over fair value of net tangible assets acquired        12,837            --
Other assets                                                          19,791        21,869
                                                                    --------      --------
         Total assets                                               $356,525       340,129
                                                                    ========      ========
                    Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                               $ 20,154        18,642
    Current portion of other long-term obligations                     7,025         7,975
    Accrued interest payable                                           3,285         4,089
    Accounts payable                                                  32,553        45,336
    Accrued expenses and other                                        57,675        66,382
                                                                    --------      --------
         Total current liabilities                                   120,692       142,424
Long-term debt, excluding current portion                            184,320       167,847
Other long-term obligations, excluding current portion                41,094        45,637
Stockholders' equity (deficit)                                        10,419       (15,779)
                                                                    --------      --------
         Total liabilities and stockholders' equity                 $356,525       340,129
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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                 (In thousands, except share and per share data)

                                                        Nine Months Ended                   Three Months Ended
                                                          September 30,                        September 30,
                                                  -----------------------------       -----------------------------
                                                     1996               1995             1996               1995
                                                  -----------       -----------       -----------       -----------
Sales                                             $   443,390           426,216           142,893           137,620
Cost of products sold                                 300,535           289,103            97,783            95,727
Depreciation                                           12,618            11,647             4,560             3,722
Selling, general and administrative expenses           82,970            76,753            26,197            24,347
Amortization of intangible assets                         179                --               150                --
Nonrecurring charges                                       --             6,200                --                --
Amortization of Reorganization Goodwill                    --            24,129                --             8,043
                                                  -----------       -----------       -----------       -----------
    Operating income                                   47,088            18,384            14,203             5,781
                                                  -----------       -----------       -----------       -----------
Other income (expense):
   Interest expense                                   (14,044)          (14,653)           (4,644)           (4,913)
   Interest income                                        673             1,431               213                54
   Other income, net                                    5,842             9,303             2,738               927
                                                  -----------       -----------       -----------       -----------
                                                       (7,529)           (3,919)           (1,693)           (3,932)
                                                  -----------       -----------       -----------       -----------
    Income before income taxes                         39,559            14,465            12,510             1,849
Income tax expense                                    (13,126)          (12,638)           (4,028)           (3,413)
                                                  -----------       -----------       -----------       -----------
    Net income (loss)                             $    26,433             1,827             8,482            (1,564)
                                                  ===========       ===========       ===========       ===========
Net income (loss) per common share and
  share equivalent                                $      2.67              0.18              0.86             (0.15)
                                                  ===========       ===========       ===========       ===========
Weighted average number of common shares
 outstanding and common share equivalents           9,882,651        10,136,386         9,830,403        10,267,665
                                                  ===========       ===========       ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1996
                                   (unaudited)
                                 (In thousands)

                                    Common
                                     Stock                                                                Total
                                      Par       Additional                                Cumulative  Stockholders'
                                     Value       Paid-in     Accumulated     Treasury    Translation     Equity
                                    $0.001       Capital       Deficit        Stock       Adjustment    (Deficit)
                                    -------      -------       -------       -------       -------       -------
Balance at December 31, 1995        $    10       67,192       (76,168)       (6,813)           --       (15,779)
Net income                               --           --        26,433            --            --        26,433
Purchase of treasury stock               --           --            --        (3,932)           --        (3,932)
Restricted stock                         --        3,300            --            --            --         3,300
Reserved shares                          --         (706)           --            --            --          (706)
Shares issued upon exercise
  of stock options                       --          811            --            --            --           811
Tax benefit from exercise of
  stock options                          --          294            --            --            --           294
Foreign translation adjustment           --           --            --            --            (2)           (2)
                                    -------      -------       -------       -------       -------       -------
Balance at September 30, 1996       $    10       70,891       (49,735)      (10,745)           (2)       10,419
                                    =======      =======       =======       =======       =======       =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
Cash flows from operating activities:
   Net income                                                          $ 26,433          1,827
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                    12,797         35,776
        Deferred tax expense                                             10,370         10,150
        Other noncash charges and credits                                  (739)          (985)
        Changes in operating assets and liabilities:
           Receivables                                                    4,492         (5,633)
           Inventories                                                   (1,191)        (4,292)
           Payables and other                                           (26,036)       (26,718)
           Other long-term liabilities                                   (1,786)        (3,165)
                                                                       --------       --------
              Net cash provided by operating activities                  24,340          6,960
                                                                       --------       --------
Cash flows from investing activities:
   Acquisitions of businesses                                           (39,123)            --
   Divestitures                                                           6,392             --
   Capital expenditures                                                 (14,662)       (15,755)
   Other investing activities                                             2,074          4,777
                                                                       --------       --------
              Net cash used in investing activities                     (45,319)       (10,978)
                                                                       --------       --------
Cash flows from financing activities:
   Proceeds from debt borrowings                                         29,653         10,750
   Retirement of long-term debt                                         (11,224)        (8,670)
   Purchase of treasury stock                                            (3,932)          (547)
   Payment of prepetition liabilities                                    (2,839)        (2,949)
   Proceeds from sale of stock                                              811            203
                                                                       --------       --------
              Net cash provided by (used in) financing activities        12,469         (1,213)
                                                                       --------       --------
              Net decrease in cash and cash equivalents                  (8,510)        (5,231)
Cash and cash equivalents at beginning of period                          9,894          8,690
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  1,384          3,459
                                                                       ========       ========
Interest paid                                                          $ 12,946         14,087
                                                                       ========       ========
Income taxes paid                                                      $  1,865          1,618
                                                                       ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1996

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

(2)      Inventories

         Inventories consisted of the following at September 30, 1996 (in thousands):

              Raw materials and supplies                                 $28,819
              Work-in-process                                             21,624
              Finished goods                                              14,001
                                                                         -------
                     Total inventories                                   $64,444
                                                                         =======

(3)      Net Assets of Business Held For Sale and Subsequent Event

         On October 4, 1996, the Company sold its Rolodex electronics product line to Franklin Electronic Publishers, Inc. ("Franklin") for approximately $15,800,000, less transaction costs, resulting in a pretax gain of approximately $3,000,000. Under the terms of the sale agreement, Franklin assumed certain assets and liabilities related to the electronics product line and the Company has granted to Franklin an exclusive license to use the Rolodex(R) brand name for certain electronics products. The net assets of the Rolodex electronic product line are presented as "Net Assets of Business Held for Sale" on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 1996.

(4)      Other Income

         Other income for the third quarter of 1996 includes a $2,200,000 favorable adjustment to the Company's environmental liabilities following a review of its environmental exposures.

(5)      Earnings Per Share

         Earnings per share for the three and nine months ended September 30, 1996 and 1995 were determined using the weighted average of the shares issued and reserved for issuance as of the Plan Effective Date and additional shares issued since that date. When dilutive, stock options were included as share equivalents using the treasury stock method. The weighted average number of common shares and common share equivalents used for calculation of the primary earnings per

                      INSILCO CORPORATION AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1996

         share for the quarter and nine months ended September 30, 1996 were 9,830,403 and 9,882,651, respectively. The weighted average number of common shares and common share equivalents used for calculation of earnings per share for the three and nine months ended September 30, 1995 were 10,267,665 and 10,136,386, respectively.

(6)      Contingencies

         The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company has a program for monitoring its compliance with applicable environmental regulations, the interpretation of which often is subjective. This program includes regular reviews of the Company's operations' obligations to comply with the environmental laws and regulations in order to determine the adequacy of the recorded liability for remediation activities.

         The Company is also implicated in various claims and legal actions arising in the ordinary course of business. These claims will be addressed in the ordinary course of business and will be paid in cash as expenses are incurred. Certain claims filed in the bankruptcy court are also still in dispute. Any liability resulting from these bankruptcy claims will be paid in accordance with the Plan of Reorganization. The Company has recorded these disputed claims at the estimated settlement amounts ultimately expected to be allowed following the bankruptcy court litigation.

         In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(7)      Estimates

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

(8)      Acquisitions

         On July 10, 1996, the Company acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co. ("Lingemann") for approximately $33,994,000 including transaction fees and expenses, and subject to certain adjustments. The transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International, Inc. This cash transaction was financed principally from borrowings under the Company's Bank Credit Agreement.

                      INSILCO CORPORATION AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1996

         The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their preliminary (pending finalization of certain appraisals) estimated fair values at July 10, 1996. The operating results of the enterprises acquired have been included for the period subsequent to July 10, 1996. (See Form 8-K/A dated July 10, 1996 for further information.) (See Note 10 for pro forma results.)

(9)      Divestiture

         On September 3, 1996, the Company through its wholly owned subsidiary, Rolodex Corporation, sold Curtis Manufacturing, Inc. ("Curtis"), its computer accessories business for estimated proceeds of approximately $6,392,000 subject to adjustment for certain post closing items, which was used to reduce the outstanding principal on the Company's bank term loan. The Company filed a Form 8-K dated September 6, 1996 reporting the divestiture of Curtis. (See Note 10 for pro forma results.)

(10)     Pro Forma Results of Operations

         The following pro forma financial information presents consolidated sales and results of operations as if the sales of Curtis (see Note 9) and Rolodex electronics product line (see Note 3) had occurred as of the beginning of the periods presented. The pro forma effect of the acquisition of the automotive aluminum tube business of Lingemann (see
         Note 8) is included as if the acquisition occurred at the beginning of the nine-month period ended September 30, 1996. The effect of the acquisition for the nine-month period ended September 30, 1995, is not included because operating information is not available for that period. The pro forma results of operations are as follows (in thousands, except per share data):

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                       1996               1995
                                                       ----               ----
Sales                                                $435,800            393,759
Net income                                             26,414              7,641
Net income per common share
  and share equivalent                                   2.67               0.75

                       INDEPENDENT AUDITORS' REVIEW REPORT

THE BOARD OF DIRECTORS
INSILCO CORPORATION:

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of September 30, 1996, the related condensed consolidated statements of income for the three-month periods and nine-month periods ended September 30, 1996 and 1995, the related condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 1996, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
October 24, 1996                                           KPMG Peat Marwick LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On April 1, 1993, Insilco Corporation (the "Company") and certain of its subsidiaries emerged from Chapter 11 bankruptcy proceedings pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization"). The Plan of Reorganization resulted in a change of control of the Company and a substantial reduction in the Company's liabilities.

March 31, 1993 was the effective date (the "Plan Effective Date ") of the Plan of Reorganization for financial reporting purposes, and as of that date the Company adopted the "fresh start" reporting principles prescribed by Statement 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants. The "fresh start" accounting principles required the Company to value its assets and liabilities at fair values and eliminate its accumulated deficit. The total reorganization value of assets at the Plan Effective Date was approximately $562,011,000, or approximately $218,026,000 in excess of the aggregate fair value of the tangible and identified intangible assets (classified as "Reorganization Goodwill"). The most notable impact of "fresh start" accounting on the financial statements is the negative impact on the reported operating income of each business segment and the consolidated net income resulting from the noncash amortization of the Reorganization Goodwill. Such amortization expense totaled $8,043,000 and $24,129,000 in the three and nine months ended September 30, 1995, respectively. At December 31, 1995, the Reorganization Goodwill was fully amortized.

RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive component products, telecommunications and electronics components and a variety of specialty consumer products. The Company's Automotive Components Group serves primarily the automotive markets through its Thermal Components and Steel Parts Corporation operating units. The Technologies Group serves primarily the telecommunications and electronics components markets through its Stewart Connector Systems, Stewart Stamping, Signal Transformer and Escod Industries operating units. The Office Products and Specialty Publishing Group includes Rolodex and Taylor Publishing (a school yearbook publisher) and Curtis Manufacturing through the date of sale in early September, 1996 (see Note 9 to the Unaudited Condensed Consolidated Financial Statements.)

Summarized sales and operating income (loss) by business segment and the significant other components of net income for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995 are set forth in the following table (in thousands) and discussed below:

                                                               Nine Months                    Three Months
                                                           Ended September 30,             Ended September 30,
                                                           -------------------             -------------------
                                                          1996            1995            1996             1995
                                                        ---------       ---------       ---------       ---------
SALES
   Automotive Components Group                          $ 154,057         136,625          52,577          43,408
   Technologies Group                                     137,647         127,157          45,466          40,687
   Office Products/Specialty Publishing Group             151,686         162,434          44,850          53,525
                                                        ---------       ---------       ---------       ---------
                                                          443,390         426,216         142,893         137,620
                                                        ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)
   Automotive Components Group                             17,758          14,962           5,480           4,324
   Technologies Group                                      19,056          14,284           5,653           3,808
   Office Products/Specialty Publishing Group              10,337         (10,817)          3,091          (2,336)
   Unallocated Corporate                                      (63)            (45)            (21)            (15)
                                                        ---------       ---------       ---------       ---------
                                                           47,088          18,384          14,203           5,781
                                                        ---------       ---------       ---------       ---------
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:  EFFECTS OF "FRESH START
ACCOUNTING" ON OPERATING INCOME (LOSS)
COMPARABILITY
AMORTIZATION OF REORGANIZATION GOODWILL
      Automotive Components Group                              --           2,553              --             851
      Technologies Group                                       --           5,382              --           1,794
      Office Products/Specialty Publishing Group               --          16,194              --           5,398
                                                        ---------       ---------       ---------       ---------
                                                               --          24,129              --           8,043
                                                        ---------       ---------       ---------       ---------
-----------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest expense                                       (14,044)        (14,653)         (4,644)         (4,913)
   Interest income                                            673           1,431             213              54
   Other income, net                                        5,842           9,303           2,738             927
                                                        ---------       ---------       ---------       ---------
                                                           (7,529)         (3,919)         (1,693)         (3,932)
                                                        ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                                 39,559          14,465          12,510           1,849
INCOME TAX EXPENSE                                        (13,126)        (12,638)         (4,028)         (3,413)
                                                        ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                       $  26,433           1,827           8,482          (1,564)
                                                        =========       =========       =========       =========

SALES AND OPERATING INCOME. Total net sales in the third quarter of 1996 increased by approximately 4% ($5,273,000) over the corresponding period in 1995. In the third quarter of 1996, the Automotive Components Group and Technologies Group had increases over the corresponding period in 1995 of approximately 21% ($9,169,000) and 12% ($4,779,000), respectively, while sales in the Office Products/Specialty Publishing Group were down 16% ($8,675,000) from the prior year period. In the first nine months of 1996, sales increased 4% ($17,174,000) over the same period in 1995 due to increased sales in the Automotive Components Group and Technologies Group of 13% ($17,432,000) and 8% ($10,490,000), respectively, partially offset by a decline in sales in the Office Products/Specialty Publishing Group of 7% ($10,748,000).

In the Automotive Components Group, sales of automotive heat exchanger related products manufactured by the Company's Thermal Components unit increased over the third quarter and first nine months of 1995. Sales for the third quarter and first nine months of 1996 included $6,641,000 and $10,034,000, respectively, in sales from acquisitions completed throughout this year (see Note 8 to the Unaudited Condensed Consolidated Financial Statements.) For the third quarter and first nine months of 1996, Steel Parts reported gains in sales of transmissions and other stamped steel parts due to higher content per car of Steel Parts' transmission components and diversification of its steel parts product line. Partially offsetting these gains was a drop in sales of stainless steel tubing for non-automotive applications for both the third quarter and first nine months of 1996.

Sales in the Technologies Group for the quarter ended September 30, 1996 increased 12% ($4,779,000) due to 34% and 11% growth in sales of the segment's wire and cable assemblies by Escod Industries and Stewart Connector's modular data interconnect product, respectively, and to a lesser degree, growth in the sales of precision stampings by Stewart Stamping. Partially offsetting these improvements was a decline in the sales of power transformers by Signal Transformer due to a slowdown in orders from a few higher volume customers.

Sales of office and computer accessory products, within the Office Products/Specialty Publishing Group, decreased 27% ($7,723,000) in the third quarter of 1996 from the same period in 1995, primarily due to decreased sales of the subsequently divested electronic organizer product line from $6,934,000 in the third quarter in 1995 to $1,807,000 in the third quarter of 1996 (see
Note 3 to the Unaudited Condensed Consolidated Financial Statements.) Sales for the third quarter of 1996 also included sales from the recently divested computer product accessories business totaling $3,831,000 in the third quarter of 1996 as compared to $4,624,000 in the corresponding period of 1995 (see Note 9 to the Unaudited Condensed Consolidated Financial Statements.) Excluding the divested businesses, sales of Rolodex traditional products and paper-based organizers in the third quarter of 1996 decreased 11% from the prior year period. For the first nine months of 1996, sales of office and computer accessory products decreased 13% ($10,199,000) from the same period in 1995 due to decreased sales of electronic organizers at Rolodex and computer accessories products at Curtis. Excluding the divested businesses, sales of Rolodex traditional products and paper-based organizers for the first nine months of 1996 were approximately flat as compared to the corresponding period of 1996. Taylor Publishing sales for the third quarter and first nine months of 1996 were approximately flat compared to the same periods of the prior year. (See Seasonality for additional information regarding Taylor Publishing sales.)

Operating income increased from $5,781,000 in the third quarter of 1995 to $14,203,000 in the third quarter of 1996 primarily due to the effect of the 1995 noncash amortization of Reorganization Goodwill. In the third quarter of 1996, there was no Reorganization Goodwill amortization expense compared to $8,043,000 in the third quarter of 1995. Excluding the third quarter 1995 Reorganization Goodwill amortization expense, operating income for the third quarter of 1996 increased $379,000 or 3% over the corresponding period in 1995.

On a year-to-date basis, operating income increased from $18,384,000 in the first nine months of 1995 to $47,088,000 in the first nine months of 1996 primarily due to the effect of the noncash amortization of Reorganization Goodwill and certain nonrecurring charges recorded at Rolodex/Curtis in 1995. In the second quarter of 1995, Rolodex/Curtis recorded $6,200,000 of nonrecurring charges related to uncollectible accounts receivable, sales returns and obsolete inventory. In 1996 there was no Reorganization Goodwill amortization expense compared to $24,129,000 in 1995. Excluding the 1995 Reorganization Goodwill amortization expense and nonrecurring charges, operating income for the first nine months of 1996 decreased $1,625,000 or 3% from the corresponding period in 1995.

The Automotive Components Group's operating income in the third quarter of 1996 compared to the corresponding period of 1995 increased from $4,324,000 to $5,480,000. Excluding the third quarter 1995 Reorganization Goodwill amortization expense of $851,000, the segment's operating income increased $305,000 due to increased sales in the Company's heat exchanger related business units partially offset by decreased operating margins at the Company's non-automotive stainless steel tubing business and the product mix of heat exchanger sales. For the first nine months of 1996, the Automotive Components Group's operating income was $17,758,000 compared to $14,962,000 in the corresponding period of 1995. Excluding the 1995 Reorganization Goodwill amortization expense of $2,553,000, the segment's operating income increased $243,000 over the prior year period as a result of increased sales in the Company's heat exchanger related business units partially offset by lower margins reported in the stainless steel tubing business and the product mix of heat exchanger sales.

The Technologies Group's operating income increased from $3,808,000 in the third quarter of 1995 to $5,653,000 in the third quarter of 1996. Excluding the Reorganization Goodwill amortization expense of $1,794,000 in the third quarter of 1995, the segment's operating income increased $51,000 over the third quarter of 1995 due to higher volume and efficiency gains at the Company's precision stamping and cable assembly businesses partially offset by the sales mix shift to lower margin products at the Company's connector business, competitive pricing pressures and lower power transformer sales. For the first nine months of 1996, the Technologies Group's operating income was $19,056,000 compared to $14,284,000 in the corresponding period of 1995. Excluding the Reorganization Goodwill amortization expense of $5,382,000 in the first nine months of 1995, the segment's operating income decreased $610,000 from the first nine months of 1995 due to the sales mix shift to lower margin products at the Company's connector business and competitive pricing pressures.

The Office Products/Specialty Publishing Group's operating income in the third quarter of 1996 was $3,091,000 compared to an operating loss of $2,336,000 in the corresponding period of 1995. Excluding the Reorganization Goodwill amortization expense of $5,398,000 in the third quarter of 1995, the Group's operating income increased $29,000 due to improved operating results at the computer accessories business partially offset by the increased costs associated with restructuring Rolodex' administrative support structure. In the first nine months of 1996, the Office Products/Specialty Publishing Group's operating income was $10,337,000 compared to an operating loss of $10,817,000 in the corresponding period of 1995. Excluding the Reorganization Goodwill amortization expense of $16,194,000 in the first nine months of 1995, the Group's operating income increased $4,960,000 due to the $6,200,000 of nonrecurring charges incurred in 1995 and the increased income in the computer accessories business partially offset by the increased costs associated with restructuring Rolodex' administrative support structure.

OTHER INCOME (EXPENSE). Other income for the third quarter of 1996 increased $2,239,000 over third quarter 1995 primarily due to other income of $2,200,000 from a favorable adjustment to the Company's environmental liabilities following a review of its environmental exposures. Other income for the first nine months of 1996 decreased $3,610,000 from the corresponding period in 1995. In the first nine months of 1995, other income included a net favorable adjustment of $1,494,000 related to the resolution of several legal disputes dating to prior years, a favorable adjustment to its environmental liabilities of $3,600,000 following a review of the Company's liability related to previously divested operations and a $1,599,000 gain on the sale of idle corporate assets. For the third quarter and first nine months of 1996, other income included equity in income from the Company's unconsolidated joint venture, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers, of $910,000 and $2,273,000, respectively, compared to $592,000 and $1,667,000 in the corresponding periods in 1995, respectively. Interest expense decreased 5% ($269,000) and 4% ($609,000) in the third quarter and first nine months of 1996, respectively, from the corresponding periods in the prior year.

INCOME TAX EXPENSE. During the third quarter of 1996, the Company's estimated annual effective income tax rate improved to 32.2% based primarily on the estimated change in mix of U.S. versus Puerto Rico source income.

The Company's actual income tax payments were, and are expected to be, substantially less than the total financial statement tax expense as the benefits of net deferred tax assets are realized.

CASH FLOWS FROM OPERATING ACTIVITIES. Operations provided $24,340,000 cash in the first nine months of 1996 as compared to providing $6,960,000 in the first nine months of 1995. Cash flows from operations improved due to improved working capital management, primarily accounts receivable and inventory.

CASH FLOWS USED IN INVESTING ACTIVITIES. In the first nine months of 1996, the Company's investing activities used $45,319,000 compared to $10,978,000 in the first nine months of 1995. In July of 1996, the Company announced that it had acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co. Of Dortmund, Germany for approximately $33,994,000, including transaction fees and expenses, subject to adjustment. In early 1996, the Company acquired businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market for a net purchase price of $5,129,000. In the third quarter of 1996, the Company sold its computer accessories business, Curtis Manufacturing Co., Inc. for proceeds of approximately $6,392,000. The Company's other current investments consist principally of capital expenditures which totaled $14,662,000 during the first nine months of 1996. In the first nine months of 1996, the Company received $1,000,000 from Thermalex relating to the partial repayment of a 1994 loan and a $400,000 dividend distribution from Thermalex. In 1995, the Company received $1,918,000 on the sale of idle assets, $1,750,000 from Thermalex relating to the partial repayment of a 1994 loan, net proceeds of $726,000 from an escrow deposit following settlement of certain environmental claims that had been pending against the Company in the Chapter 11 cases and a $400,000 dividend distribution from Thermalex.

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. Financing activities provided $12,469,000 in the first nine months in 1996 compared to using $1,213,000 in the corresponding period of 1995. In the first nine months of 1996, the Company made payments totaling $10,846,000 on its term loan and borrowed a net amount of $29,400,000 on its revolving credit facility. The Company also repurchased an additional 97,500 shares of its common stock for $3,117,000 bringing the total purchases under the Company's $15.0 million buyback program to 295,000 shares or $9,756,000. In addition, the Company paid $2,839,000 of prepetition liabilities in the first nine months of 1996. In the first nine months of 1995, the Company made payments totaling $8,625,000 on its term loan and borrowed a net amount of $10,100,000 on its revolving credit facility. The Company paid $2,949,000 of prepetition liabilities in the first nine months of 1995.

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

LIQUIDITY. At September 30, 1996, the Company's cash and cash equivalents and net working capital amounted to $1,384,000 and $60,768,000, respectively, representing decreases in cash and cash equivalents of approximately 86% ($8,510,000) and an increase in net working capital of 35% ($15,848,000) from the December 31, 1995 levels. The borrowing ability under the Company's revolving credit facility at September 30, 1996 was $45,050,000 including $39,050,000 available for letters of credit.

SUBSEQUENT EVENT. Effective on October 4, 1996, the Company reported on Form 8-K that it sold the Rolodex electronics product line to Franklin Electronic Publishers, Inc. for gross proceeds of approximately $15,800,000, less transaction costs and subject to adjustment for certain post closing items. The net proceeds will be utilized to reduce the outstanding principal on the Company's bank term loan.

On October 7, 1996, the Company announced that it retained the investment banking firm of Goldman, Sachs & Co. to assist in the review of its strategic alternatives, including identifying potential buyers of its Rolodex business unit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                Exhibit 21 Subsidiaries of the Registrant.

          (b)   Reports on Form 8-K

                A report, dated July 10, 1996, on Form 8-K was filed during the quarter ending September 30, 1996, pursuant to Item 2 of that form. No financial statements were filed as part of that report.

                An amended report, dated July 10, 1996, on Form 8-K/A was filed during the quarter ending September 30, 1996, pursuant to Item 2 of that form. The following financial statements were filed as part of that report:

                   (1)  Financial Statements of Business Acquired.

                          Unaudited Statement of Combined Revenues and Direct
                             Operating Expenses for the Ten Months Ended June 30, 1996

                          Unaudited Statement of Assets Acquired and Liabilities
                             Assumed as of July 10, 1996

                   (2)  Pro Forma Financial Information.

                          Unaudited Pro Forma Condensed Balance Sheet as of June
                             30, 1996
                          Unaudited Pro Forma Condensed Consolidated Statements
                             of Operations
                              Six Months Ended June 30, 1996
                              Four Months Ended December 31, 1995

                A report, dated September 6, 1996, on Form 8-K was filed during the quarter ending September 30, 1996, pursuant to Item 2 of that form. The following financial statements were filed as part of that report:

                   (1)  Pro Forma Financial Information.

                          Pro Forma Condensed Balance Sheet as of June 30, 1996 Pro Forma Condensed Consolidated Statements of
                             Operations
                              Six Months Ended June 30, 1996
                              Year Ended December 31, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INSILCO CORPORATION
                                        ------------------------------
                                        Registrant

Date: November 12, 1996            By:     /s/ James D. Miller
                                        ----------------------
                                        James D. Miller
                                        Executive Vice President and
                                        Chief Financial Officer

                               INSILCO CORPORATION

                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit No.                         Exhibit                             Page No.
-----------                         -------                             --------

    21                Subsidiaries of the Registrant.