Form 10-K405
period 1996-12-31
INSILCO CORP/DE/
filed 1997-03-27
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                         Commission File Number: 0-22098

                               INSILCO CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      NO. 06-0635844
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                       425 METRO PLACE NORTH, FIFTH FLOOR
                               DUBLIN, OHIO 43017
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 792-0468
                         (Registrant's telephone number,
                              including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $85,655,878 on March 15, 1997.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

There were 9,407,594 shares of the Registrant's Common Stock outstanding on March 15, 1997.

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                   Page
                                                                                                   ----
Part I

Item 1.        Business                                                                             3

Item 2.        Properties                                                                           11

Item 3.        Legal Proceedings                                                                    14

Item 4.        Submission of Matters to a Vote of Security Holders                                  14


Part II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters            15

Item 6.        Selected Financial Data                                                              16

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                           18

Item 8.        Financial Statements and Supplementary Data                                          28

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure                                                                           28

Part III

Item 10.       Directors and Executive Officers of the Registrant                                   28

Item 11.       Executive Compensation                                                               28

Item 12.       Security Ownership of Certain Beneficial Owners and Management                       28

Item 13.       Certain Relationships and Related Transactions                                       28


Part IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     29

               Signatures                                                                           35

               Consolidated Financial Statements                                                   F-1

                                     PART I

                                ITEM 1. BUSINESS
                                ----------------

                                   THE COMPANY

Insilco Corporation, a Delaware corporation originally incorporated in New Jersey in 1898 (collectively with its subsidiaries, the "Company," unless the context indicates otherwise), directly and through its subsidiaries, is a diversified manufacturer of automotive components and telecommunications/electronics products and a variety of specialty consumer products. The Company with its three reporting segments (Automotive Components Group, Technologies Group, and Office Products/Specialty Publishing Group) conducted business in 8 separate operating units, including both divisions and subsidiaries. The office products business of the Office Products/Specialty Publishing Group segment was divested in two transactions during the last half of 1996 and in one final transaction in the first quarter of 1997. The Company's principal executive offices are located at 425 Metro Place North, Fifth Floor, Dublin, Ohio 43017, telephone (614) 792-0468.

REORGANIZATION HISTORY

On January 13, 1991 (the "Petition Date"), the Company and a number of its subsidiaries sought protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") as the Company found itself unable to service the outstanding debt incurred in its 1988 leveraged buyout (the "LBO").

On April 1, 1993 (the "Reorganization Date"), the Company emerged from Chapter 11 bankruptcy proceedings (the "Chapter 11 cases") pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization"). The Plan of Reorganization resulted in a reduction in the Company's liabilities totaling $532.3 million, an extraordinary gain realized in 1993 of $448.3 million attributable to the discharge of such liabilities, and a change in control of the Company.

The Plan of Reorganization among other matters provided for: (i) the issuance of 9,230,839 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), in exchange for allowed unsecured claims; (ii) deferred payment of certain pre-petition claims, including various state and Federal taxes and trade debt; and (iii) provisions to issue additional stock to other unsecured creditors over time at the pre-determined rate of 18 shares of stock per $1,000 of allowed claim as those claims are determined. As of March 15, 1997, 120,571 shares of Common Stock were still reserved for issuance to holders of general unsecured claims whose allowed amount was not finally determined by the Reorganization Date.

The Plan of Reorganization also addressed and resolved certain issues in connection with potential litigation on fraudulent conveyance and similar state law claims, arising out of the LBO and related transactions.

                                    BUSINESS

For additional business segment information, see Note 18 to the Consolidated Financial Statements. The percentages of the Company's total net sales by segment in each of its last three fiscal years were as follows:

                                                                   1996                1995                1994
                                                                   ----                ----                ----
Automotive Components Group:
     Tubing and heat transfer                                      25.7  %             21.9  %             21.6  %
     Transmissions and other                                       10.9                10.2                10.2
                                                                  -----               -----              ------
         Subtotal                                                  36.6                32.1                31.8
                                                                  -----               -----               -----

Technologies Group                                                 32.1                30.4                30.3
                                                                  -----               -----               -----

Office Products/Specialty Publishing Group:
     Publishing                                                    17.3                17.6                18.5
     Office products                                               14.0                19.9                19.4
                                                                  -----               -----               -----
         Subtotal                                                  31.3                37.5                37.9
                                                                  -----               -----               -----

         Total                                                    100.0  %            100.0  %            100.0  %
                                                                  =====               =====               =====

AUTOMOTIVE COMPONENTS GROUP

The Automotive Components Group is made up of three operating units, Thermal Components Group ("Thermal"), Romac Metals ("Romac") and a wholly owned subsidiary, Steel Parts Corporation ("Steel Parts"). The businesses in this segment primarily manufacture automotive heat exchangers and related tubing, automatic transmission components and stainless steel tubing.

TUBING AND HEAT TRANSFER. Thermal is comprised of three divisions, Thermal Components ("TCD"), General ThermoDynamics ("GTD"), McKenica ("McKenica"); three wholly owned subsidiaries, Great Lake, Inc. ("Great Lake"), TCD, Inc., ARUP Alu-Rohr und Profil GmbH ("ARUP"); and a 50% owned joint venture, Thermalex, Inc. ("Thermalex"). Thermal is a vertically integrated manufacturer of heat exchangers for the automotive and off-road equipment markets. Its products include thin wall aluminum and brass tubes used principally in heat transfer applications, radiators, air conditioning condensers, oil coolers and heaters and production machinery and equipment used in the manufacture and assembly of automotive heat exchangers.

Thermal uses a direct sales force and independent sales representatives to market its products. Thermal sells to both original equipment manufacturers ("OEMs") and aftermarket customers. In 1996, Thermal sales to the automotive OEM market, aftermarket and non-automotive OEM manufacturers were 29%, 33% and 38% of total sales, respectively, compared to 23%, 37% and 40% of total sales, respectively, in 1995.

Thermalex, a joint venture owned equally by the Company (through a holding company subsidiary), and Mitsubishi Aluminum Co., Ltd. ("Mitsubishi"), manufactures multiport aluminum extrusions used in smaller, lighter and more efficient air conditioning condensors which are necessary to meet environmental restrictions on refrigerants.

The markets for automobile heat-exchanger products are highly competitive and have many participants, particularly automobile OEMs that produce for their own use and several large independent manufacturers. Thermal supplies tubes and, through Thermalex, extrusions to domestic automobile OEMs and independent manufacturers. Thermal is an established supplier of welded radiator tubes to manufacturers and repair shops in the heat-exchanger aftermarket.

Thermal has manufacturing facilities in Alabama, Michigan, New York, South Carolina, Wisconsin and Germany. At December 31, 1996, Thermal (excluding Thermalex) had 881 employees.

On February 1, 1996, the Company, through its Great Lake subsidiary, acquired two affiliated businesses, Great Lake Inc. and Kar Tool Co., Inc., that serve the automotive, heavy truck and industrial manufacturing radiator replacement market. These acquisitions did not have a material effect on the Company's liquidity, financial position or operating results.

On July 10, 1996, the Company and its TCD, Inc. subsidiary acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co. The transactions included the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based subsidiary, Helima-Helvetion International, Inc. The cash transaction, financed principally from borrowings under the Company's Bank Credit Agreement (as defined herein), was valued at approximately $32.6 million including transaction fees and expenses.

AUTOMOTIVE. Steel Parts manufactures automotive parts consisting of close-tolerance precision metal stampings at its facility in Indiana. Its products include clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts.

Substantially all Steel Parts' sales are made to the domestic automobile industry, either directly or indirectly through other independent automotive parts suppliers. As a result, the demand for Steel Parts' products historically has been heavily dependent on the level of new car production by the domestic automobile industry. Steel Parts has also seen its production content per automobile increase in recent years as automobile manufacturers have moved from three-speed to four and five-speed automatic transmissions. The strong domestic automotive market resulted in Steel Parts operating at or near capacity for most of 1996 and 1995.

The market for original equipment automobile parts is highly competitive and has many participants, principally the automobile manufacturers themselves because of their ability to make their own parts. Approximately 70%, 67% and 66% of Steel Parts' sales were to one of the "Big 3" domestic automotive manufacturers in 1996, 1995 and 1994, respectively.

At December 31, 1996, Steel Parts had 371 employees.

STAINLESS STEEL TUBING. Romac manufactures stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. Substantially all of its sales are domestic.

The markets for these products are highly competitive. Competition is based principally on price and, to a lesser extent, on the shapes and finishes that can be achieved with the tubing.

At December 31, 1996, Romac had 134 employees.

TECHNOLOGIES GROUP

The Technologies Group consists of four operating units, Stewart Connector, Signal Transformer, Stewart Stamping and Escod Industries, which manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, precision wiring, main frame computers, automotive and medical equipment markets.

SPECIALIZED CONNECTOR SYSTEMS. The Company's specialized connector systems business is made up of two wholly owned subsidiaries, Stewart Connector Systems, Inc. ("SCS"), and Stewart Connector Systems (Japan), Inc. ("Stewart-Japan"), and two subsidiaries of Stewart Connector, Stewart Connector Systems GmbH ("Stewart-Germany"), and Stewart Connector Systems de Mexico, S.A. de C.V. ("Stewart-Mexico") (collectively, "Stewart Connector").

Stewart Connector designs and manufactures specialized high speed data connector systems, including modular plugs, modular jacks, shielded and nonshielded specialized connectors, and cable assemblies for telecommunications, cellular communications and data transmission, including local and wide area networks. Its primary manufacturing facility is located in Pennsylvania, with an assembly operation in Mexico.

Stewart Connector sells its products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. Foreign sales accounted for approximately 40% of Stewart Connector's sales in 1996, 43% in 1995 and 35% in 1994. It maintains direct sales offices in England, France, Japan, Germany and has numerous domestic and foreign competitors, some of which are substantially larger than Stewart Connector. Competition is based principally on price with respect to older product lines, and on technology and product features for newer products and to a lesser extent, patent protection.

At December 31, 1996, Stewart Connector had 1,002 employees, of which 302 were employed in the U.S., 13 in Japan, 5 in Germany, 4 in the United Kingdom, 1 in France and 677 in Mexico.

POWER TRANSFORMERS. The Company's power transformer business consists of Signal Transformer Co., Inc. ("Signal Transformer"), Signal Caribe, Inc. ("Signal Caribe") and Signal Dominicana S.A. ("Signal Dominicana") (collectively, "Signal"). Signal manufactures both standard "off-the-shelf" and custom-made power transformers serving a broad customer base in a variety of industries. Signal's markets include telecommunications, home and retail security systems, medical instrumentation, gaming and entertainment and process controls. Signal markets its products directly, utilizing catalogs and print advertising, and indirectly through selective independent sales representatives in targeted regions of the country. It has a customer base of over nine thousand accounts, consisting of both OEMs and aftermarket resellers.

The electronic transformer industry includes both domestic and foreign manufacturers and there are numerous competitors to Signal. Competition is based on price and availability of product to meet customers' needs. Signal has directed its marketing efforts for many years towards engineers and other customers having specialized, low-volume demand and prompt delivery requirements. To capitalize on an identified market niche, Signal has a service that guarantees 24 hour delivery for small order quantities of certain "off-the-shelf" transformers.

Currently, Signal Dominicana manufactures transformer coils at a leased production facility in the Dominican Republic for final assembly at Signal Caribe's leased Puerto Rico plant. The Puerto Rico plant also manufactures transformers from basic materials and accounts for most of Signal's production. Signal Transformer, located in New York, serves as Signal's major distribution center and accounts for the balance of transformer production.

At December 31, 1996, Signal had 516 employees, of which 139 were employed in the U.S., 147 in the Dominican Republic and 230 in Puerto Rico.

PRECISION STAMPINGS AND WIREFORM AND WIRE ASSEMBLIES. The Company's wholly owned subsidiary, Stewart Stamping Corporation ("Stewart Stamping") is a tool designer and subcontract manufacturer of high-volume precision metal stamped and wire formed parts. Stewart Stamping serves a wide variety of markets including electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronic industries in passive components such as capacitor cans and connector contacts. Stewart Stamping sells its products to a broad customer base primarily in the U.S. through a network of manufacturers representatives. Stewart Stamping manufactures its products at its plant in Yonkers, New York. Stewart Stamping recently leased a manufacturing facility in El Paso, Texas to better serve the Southwestern U.S. and Mexican assembly operations of telecommunication and electronics customers.

Stewart Stamping's competitors in each of its product lines are numerous (including, in the case of metal stampings, its own customers), but Stewart Stamping traditionally has focused on products that, because of the engineering and manufacturing capability required to produce them, have the potential for repeat business.

At December 31, 1996, Stewart Stamping had 299 employees.

CABLE AND WIRE ASSEMBLIES. The Company's Escod Industries division ("Escod") produces electronic cable assemblies, specialized wire harnesses and certain telecommunication equipment subassemblies for sale to manufacturers of telecommunications, computer and other electronics equipment. Escod's markets generally are regional in nature, and Escod's production facilities (three in the Carolinas and one in Florida) are operated principally to serve local plants of OEMs. Because substantially all of Escod's customers are OEMs having a number of production facilities, the demand for Escod's products depends not only on the demand for its customers' products, but also on its customers' varying utilization of their production sites.

Telecommunications and computer OEMs account for the bulk of Escod's sales. Two telecommunications OEMs together accounted for approximately 66%, 60% and 65% of Escod's total revenues in 1996, 1995 and 1994, respectively. Escod's dependence on these two major customers makes its revenues and operating income sensitive to changes in demand from those customers. In 1994, Escod experienced a substantial drop in orders from these customers. In response, Escod permanently closed one facility and consolidated the business in its remaining facilities. Beginning in 1995, Escod has focused its efforts on developing a broader customer base and a broader product line.

Competition in Escod's markets is based primarily on price and, to a lesser extent, on responsiveness to customers' needs. The profitability of Escod's sales generally depend on the relative raw material content, labor productivity, quality of the products sold, proximity to customers and timeliness of delivery. As a result of the low barriers to entry into Escod's business and increased, low-cost foreign competition in recent years, Escod's business has become intensely competitive.

At December 1, 1996, Escod had 710 employees.

OFFICE PRODUCTS/SPECIALTY PUBLISHING GROUP

The Office Products/Specialty Publishing Group includes two operating units:
Taylor Publishing Company ("Taylor"), a wholly owned subsidiary engaged in yearbook and other specialty publishing; and Rolodex office products, consisting of Rolodex de Puerto Rico, Inc. ("Rolodex-PR"), and the Company's Rolodex division (collectively, "Rolodex"), which manufacture and market a variety of office products. During 1996 and the first quarter of 1997, the Office Products business was divested. The 1996 divestitures included Curtis Manufacturing Co., Inc. ("Curtis"), which designed and marketed a variety of computer accessories, and the Rolodex electronic organizer business. The remainder of the Rolodex business consisting of card files, manual personal organizers and paper punches was sold in March 1997.

YEARBOOKS AND OTHER PUBLICATIONS. Taylor is engaged primarily in the contract design and printing of scholastic yearbooks from which it derived at least 87% of its revenues in each of the last three years. Its principal yearbook customers are secondary (middle and senior high) schools. Other yearbook customers include elementary schools, colleges and academies. Taylor also publishes a variety of specialty books on a contract basis and a limited number of its own publishing titles and provides reunion planning and other services for alumni of schools, colleges and academies.

Competition in the yearbook industry is based upon customer service, quality and price. The market for yearbooks is affected more by demographic trends than by business cycles. Taylor offers several yearbook lines with different graphic and typographic options and capabilities. Taylor has expended significant resources in recent years to develop a system of electronic copy preparation designed to enhance the quality and consistency of photographs, reduce production costs and shorten the time required for yearbook production. Taylor has developed proprietary software programs for use by its customers in developing yearbooks. This software facilitates the yearbook design work performed by schools and improves the overall production process.

Taylor markets its yearbook services through commissioned independent sales representatives who maintain contact with yearbook faculty advisors, school principals and other key purchasing personnel. It also trains students and their advisors in layout, design and marketing, conducts seminars and workshops and provides supporting materials, including software, to assist student yearbook staffs in the production process.

Yearbook production is highly seasonal. Orders are normally obtained in the fall and finished yearbooks are delivered at or near the end of the school year, typically late spring to early summer and to a lesser degree, in the fall of the following school year.

Taylor operates four production facilities in Texas (two owned and two leased) and one leased production facility in Pennsylvania. Its work force reflects the seasonality of its business, typically ranging from 1,000 to 1,800 full-time employees. At December 31, 1996, it had 170 salaried and 1,233 hourly employees.

ROLODEX(R) OFFICE PRODUCTS. Rolodex has been a manufacturer of products for the office supply market for more than 50 years. Its traditional office products include card files, other filing devices, paper punches and personal organizers.

Rolodex uses its own sales force as well as independent manufacturers' representatives to market its products to office superstores, mass merchandisers and the traditional commercial office supply market. Over the past three years, superstores and other mass merchandisers have accounted for a significant portion of total sales. Sales to superstores and other mass merchandisers were approximately 63%, 71% and 67% of total sales in 1996, 1995 and 1994, respectively.

Rolodex has three principal competitors in its personal organizer market and numerous competitors in the paper punch business. Product features, price and brand name recognition are the primary factors affecting competition.

The traditional Rolodex office supply products and personal organizers are manufactured or assembled in Puerto Rico in facilities leased by Rolodex de Puerto Rico. Rolodex maintains an office and distribution facility in New Jersey. Rolodex does not rely on any single supplier for either its traditional office products or its personal organizer product lines.

At December 31, 1996, Rolodex had 394 employees, 111 in New Jersey and the remainder in Puerto Rico.

DIVESTED ROLODEX BUSINESSES. On September 3, 1996, the Company sold Curtis, its computer accessories business. On October 4, 1996 the Company sold the Rolodex electronics product line, consisting of electronic personal organizers and telephones. On March 5, 1997, the Company sold the remaining Rolodex business.

DIVESTITURES (OTHER THAN OFFICE PRODUCTS)

In 1993, the Company sold the defense and other manufacturing operations of its subsidiary, Valentec International Corporation. In 1994, the Company sold its paint products segment comprised of Sinclair Paint Company. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Discontinued Operations."

PATENTS AND TRADEMARKS

The Company holds patents or trademarks in most of its businesses which have expiration dates ranging from 1997 to 2016. The Company expects to maintain its material patents and to renew the trademarks important to its business prior to their expiration and does not believe the expiration of any one of its patents will have a material adverse effect on any of its businesses.

RAW MATERIALS AND SUPPLIES

The principal raw materials and supplies used by the Company include: (i) steel, aluminum, copper, zinc, brass and nickel (Automotive Components); (ii) copper wire, steel, brass, aluminum, plastics, ceramics and precious metals (Technologies Group); and (iii) paper, film and other photographic and printing supplies, electronic components and plastics (Office Products/Specialty Publishing). The Company purchases these materials and supplies on the open market to meet its current requirements and believes its sources of supply are adequate for its needs. Except for certain aluminum alloys and extrusion dies used by Thermalex, the Company is not substantially dependent on any one supplier.

BACKLOG

The Company's backlog by industry segment, believed to be firm, at December 31, 1996 and 1995 follows (in thousands):

                                                                     December 31
                                                          ----------------------------
                                                             1996               1995
                                                             ----               ----
    Automotive Components Group                           $  52,372             47,974
    Technologies Group                                       50,955             46,506
    Office Products/Specialty Publishing Group              102,939            110,417
                                                            -------            -------
         Total                                            $ 206,266            204,897
                                                            =======            =======

Management believes that approximately $180 million of its 1996 backlog will be filled in 1997, and the remainder in 1998.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1996, the Company employed approximately 5,764 people on a full-time basis, of whom approximately 25% were covered by collective bargaining agreements with various unions. The largest collective bargaining unit (at Taylor) covers approximately 563 employees. Among the union agreements that will expire in 1997 are those covering certain union employees of Taylor Publishing. The Company considers relations with its employees to be good.

The Company has defined benefit and defined contribution pension plans covering substantially all employees. For information respecting defined benefit pension plans, see Note 10 to the Consolidated Financial Statements. The Company is currently participating in the Voluntary Closing Agreement Program (established by the Internal Revenue Service) to cure operational defects in one of the defined contribution plans as a result of an omission of certain eligible employees from participation. The Company has paid a $40,000 tax penalty and expects the curative action will entail a one-time incremental contribution by it to the plan in an amount that has not been finally determined, but that the Company does not presently expect will be material to its consolidated financial position, results of operations or liquidity.

ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

ENVIRONMENTAL MATTERS. The Company's manufacturing operations involve the generation of a variety of waste materials and are subject to extensive federal, state and local environmental laws and regulations. The waste materials generated include metal scrap from stamping operations, cutting and cooling oils, degreasing agents, chemicals from plating and tinning operations, etching acids and photographic and printing chemicals. The Company uses offsite disposal facilities owned by others to dispose of its wastes and does not store wastes it generates to the extent such storage would require a permit. The Company does not treat, store or dispose of waste for others. The Company is required to obtain permits to operate various of its facilities, and these permits generally are subject to revocation or modification.

The Company has taken significant measures to address emissions, discharges and waste generation and disposal; improve management practices and operations in response to legal requirements; and internally audit compliance with applicable environmental regulations and approved practices. These measures include raw material and process substitution, recycling and material management programs, periodic review of hazardous waste storage and disposal practices, and reviewing the compliance and financial status and management practices of its offsite third-party waste management firms.

As a result of the Company's reorganization, much uncertainty has been removed concerning the Company's potential liability for environmental contamination at sites owned or operated by the Company (and at third party disposal and waste management facilities used by the Company) prior to the filing of its bankruptcy petition. During the reorganization, the Company settled all claims of the United States relating to the Company's pre-petition conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). This settlement (i) discharged the Company's liability to the United States at a number of hazardous waste sites; (ii) protects the Company from contribution claims of the remaining potentially responsible parties ("PRPs"); (iii) limits the amount the Company may be required to pay the United States in any one year on pre-petition claims; and (iv) provides that any such payment may be made in cash or, at the Company's option, common stock at the rate of 18 shares for each $1,000 of allowed claim.

The Company is also currently engaged in clean up programs at sites located in Newtown, Connecticut and Mount Vernon, New York, which were owned by the Company on the Petition Date.

FINANCIAL INFORMATION ABOUT EXPORT SALES

In 1996, the Company had export sales of $71.6 million which were 12% of total sales. Export sales in 1996 to Europe, Asia, Canada and Mexico were $29.9 million, $17.1 million, $8.4 million and $6.8 million, respectively. All other export sales in 1996 totaled $9.4 million. In 1995, export sales were $59.7 million or 11% of total sales. In 1994, export sales were less than 10%. The Company's transactions are primarily in U.S. dollars.

                               ITEM 2. PROPERTIES
                               ------------------

PROPERTIES

The Company manufactures its products in various locations, primarily in the United States and Puerto Rico. Management believes that the Company's facilities generally are well maintained and adequate for the purposes of which they are used. The Company's principal operating plants and offices at December 31, 1996 included the following properties:


                                                                                               APPROXIMATE    TERMS OF
              BUSINESS SEGMENT              LOCATION                 PRINCIPAL USE           SQUARE FOOTAGE   OCCUPANCY
              ----------------              --------                 -------------           --------------   ---------
     Automotive Components Group
     ---------------------------
       Thermal Components Group             Montgomery, AL           Office/Manufacturing         137,325      Owned(1)
                                            Montgomery, AL           Manufacturing                 45,000      Leased
                                            Buffalo, NY              Office/Manufacturing          78,800      Leased
                                            Iron Ridge, WI           Office/Manufacturing          44,000      Owned
                                            Oak Creek, WI            Office/Manufacturing          39,250      Owned
                                            Oak Creek, WI            Office/Manufacturing          33,600      Leased
                                            Montgomery, AL           Office                        10,890      Leased
                                            Detroit, MI              Office/Manufacturing          28,000      Leased
                                            Romulus, MI              Office/Manufacturing          16,000      Leased
                                            Duncan, SC               Office/Manufacturing         100,000      Owned
                                            Dortmund, Germany        Office/Manufacturing          45,000      Owned

       Steel Parts                          Tipton, IN               Office/Manufacturing         169,209      Owned
                                            Tipton, IN               Office/Manufacturing          60,141      Owned

       Romac Metals                         Troutman, NC             Office/Manufacturing         110,000      Owned

       Technologies Group
       ------------------
       Escod                                Durham, NC               Office                         3,205      Leased
                                            N.Myrtle Beach, SC       Office/Manufacturing          46,506      Owned
                                            Myrtle Beach, SC         Office                         2,893      Leased
                                            Lake Wales, FL           Office/Manufacturing          42,000      Owned
                                            Taylorsville, NC         Office/Manufacturing          44,350      Owned
                                            Loris, SC                Office/Manufacturing          36,960      Owned
                                            Cannon City, CO          Office/Manufacturing          21,000      Owned

       Signal Transformer                   Inwood, NY               Office/Manufacturing          39,361      Owned
                                            St. Just, PR             Office/Manufacturing          41,214      Leased
                                            San Cristobal,
                                            Dominican Republic       Office/Manufacturing          14,685      Leased

       Stewart Connector                    Glen Rock, PA            Office/Manufacturing          84,000      Owned
                                            Santa Clara, CA          Office                           210      Leased
                                            Essex, UK                Office                           485      Leased
                                            Freidrichsdorf/Ts.,
                                            Germany                  Office                         1,500      Leased
                                            Yokohama, Japan          Office/Warehouse               4,750      Leased
                                            Cananea, Mexico          Warehouse/                    22,646      Leased
                                                                     Manufacturing

       Stewart Stamping                     Yonkers, NY              Office/Manufacturing         190,000      Owned
                                            El Paso, TX              Office/Manufacturing          41,400      Leased


                                                                                               APPROXIMATE    TERMS OF
              BUSINESS SEGMENT              LOCATION                 PRINCIPAL USE           SQUARE FOOTAGE   OCCUPANCY
              ----------------              --------                 -------------           --------------   ---------
      Office Products/Specialty
      -------------------------
      Publishing Group
      ----------------

        Rolodex                             Secaucus, NJ             Office/Warehouse           105,211        Leased
                                            Moca, PR                 Office/Warehouse           101,529        Leased

        Taylor                              Dallas, TX               Office/Manufacturing       320,000        Owned
                                            Dallas, TX               Office/Manufacturing        25,000        Owned
                                            San Angelo, TX           Office/Manufacturing        33,200        Leased
                                            El Paso, TX              Office/Manufacturing        31,000        Leased
                                            Malvern, PA              Office/Manufacturing        41,000        Leased
                                            Dallas, TX               Office                       4,170        Leased
                                            Orange, CA               Office                       3,373        Leased
                                            Galveston, TX            Office                       1,200        Leased

        Corporate                           Dublin, OH               Office                      18,300        Leased


(1) Property is "leased" from an industrial development authority in connection with an expired industrial revenue bond and is eligible for purchase by the Company for a nominal consideration at the expiration of the lease term.

Substantially all of the Company's material domestic assets, including owned properties, are subject to major encumbrances securing the Company's obligations under the Bank Credit Agreement.

The Company believes that all of its production facilities have additional production capacity, except for Stewart Connector, Steel Parts and certain Thermal plants that are operating at or near full capacity.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

THE REORGANIZATION CASE

Litigation on disputed pre-petition, administrative and rejected executory contracts is continuing in the reorganization case (styled In re Insilco Corporation, Jointly Administered Case No. 91-70021-RBK, Bankr., W.D. Tex.) and the Bankruptcy Court retains jurisdiction to, among other things, resolve such claims. Holders of disputed claims that are ultimately allowed will be satisfied as provided in the Plan of Reorganization.

ENVIRONMENTAL PROCEEDINGS

Litigation on certain disputed pre-petition environmental claims is continuing in the reorganization case. This litigation, which seeks to assess certain cleanup costs against the Company, includes claims of the State of Florida and certain private parties with respect to a site in Florida, and claims of a private party associated with a site in California. These environmental claims, when finally determined, will be satisfied, consistent with the Plan of Reorganization, with common stock at the rate of 18 shares for each $1,000 of allowed claim.

FEDERAL TRADE COMMISSION MATTER

The United States Federal Trade Commission ("FTC") is investigating the Company's acquisition of the automotive tubing business assets of Helima-Helvetion International, Inc. ("HHI") to determine if the acquisition violated federal antitrust laws. The Company has responded to various FTC requests for information concerning the relevant market and competitive conditions in that market. At this time it is not known whether the investigation will result in the issuance of a complaint, or if such complaint is issued, the relief that will be sought or obtained. The 1996 revenues associated with the automotive tubing business acquired from HHI were $2.0 million, and the tangible net assets associated with the business at December 31, 1996 were $7.0 million.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential general liability and certain other claims in an amount it believes to be adequate. Except as described above, the Company has no material pending legal proceedings, other than ordinary litigation incidental to its business.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

Not Applicable

                     [This space intentionally left blank.]

                                     PART II
                                     -------

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------------------
                               STOCKHOLDER MATTERS
                               -------------------

The Common Stock is the Company's only class of authorized equity securities. Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an investment partnership of which Goldman, Sachs & Co. ("Goldman Sachs") is the general partner, is now the Company's principal stockholder, owning approximately 62% of the 9,407,594 shares outstanding at March 15, 1997.

The Company's Common Stock has traded on the Nasdaq National Market under the symbol "INSL" since November 29, 1993. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market. The number of record holders of the Common Stock of the Company on March 15, 1997 was 770. The closing sales price of the Common Stock of the Company on March 15, 1997 was $38.50.

                                                           Low Sale          High Sale
                                                           --------          ---------
1996:
----
  First Quarter                                            $27.125            $36.500
  Second Quarter                                           $33.500            $37.000
  Third Quarter                                            $31.000            $37.375
  Fourth Quarter                                           $35.500            $42.000

1995:
----
  First Quarter                                            $23.250            $28.625
  Second Quarter                                           $26.750            $38.125
  Third Quarter                                            $34.375            $39.000
  Fourth Quarter                                           $30.000            $41.250


The Company did not pay any cash dividends during the past two fiscal years. The Company is considering a possible one time distribution to shareholders or repurchase of shares from the proceeds of the sale of its Rolodex unit. Future dividend policy will depend upon the earnings and financial condition of the Company and the Company's need for funds and other factors. The payment of dividends is also restricted by the terms of the Bank Credit Agreement.

Pursuant to a $15.0 million stock buyback program adopted July 26, 1995, 97,500 shares of Insilco's common stock were purchased in 1996 at prices ranging from $30.60 to $36.125 per share. In 1995, 197,500 shares of Insilco's common stock were purchased at prices ranging from $32.375 to $36.875 per share.

                         ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information (dollars in thousands) derived from the Company's Consolidated Financial Statements.

                                                                                                          Predecessor
                                                                                                          -----------
                                                                                                              1993
                                                                                               ---------------------------------
                                                                                                 From          To
                                                          1996         1995         1994          4/1          3/31         1992
                                                          ----         ----         ----          ---          ----         ----
OPERATIONS DATA(1)
   Sales (net)(2)                                      $ 572,474      561,203      543,630       411,040      105,862     481,637
   Depreciation and amortization                          16,831       14,758       13,570        10,144        3,328      13,898
   Amortization of Reorganization Goodwill                     -       32,172       69,217        54,507        1,125       4,502
   Operating income (loss)(3)                             59,101       24,617      (9,699)      (21,488)        7,256      37,814

   Other income (expense)(4)
      Interest expense(5)                               (18,386)     (19,546)     (29,113)      (26,905)      (9,609)    (31,495)
      Interest income                                      1,010        1,577        1,842         1,710          351       1,233
      Other income (expense), net                         10,138       12,126        2,663           167         (40)         399

   Income (loss) from continuing operations
    before reorganization items, extraordinary
    item and income taxes                                 51,863       18,774     (34,307)      (46,516)      (2,042)       7,951
   Reorganization items, net                                   -            -            -             -       21,767    (22,407)
   Income tax expense                                   (12,810)     (16,199)      (8,585)       (1,134)        (873)     (3,117)

   Income (loss) from continuing operations
    before extraordinary items                            39,053        2,575     (42,892)      (47,650)       18,852    (17,573)

   Income (loss) from discontinued operations                  -            -       12,914         1,041     (18,241)    (13,712)

   Income (loss) before extraordinary items               39,053        2,575     (29,978)      (46,609)          611    (31,285)

   Extraordinary items                                         -            -      (2,156)             -      448,334           -

   Net income (loss)                                      39,053        2,575     (32,134)      (46,609)      448,945    (31,285)

BALANCE SHEET DATA AT PERIOD END
   Working capital                                        47,956       44,920       33,915        97,718       94,589     136,077
   Total assets                                          352,000      340,129      368,669       517,738      562,011     547,748
   Long-term debt                                        161,042      186,489      198,109       307,406      306,682     311,946
   Other long-term liabilities                            47,337       53,612       59,117        65,016       64,896         631
   Liabilities subject to compromise                           -            -            -             -            -     608,987

CASH FLOW DATA
   Net cash provided by (used in)
    operating activities                                  55,423       37,744       34,305        52,524     (16,361)     (1,684)
   Net cash provided by (used in)
    investing activities                                (29,783)     (14,678)       36,295      (14,146)        2,668    (18,480)
   Net cash provided by (used in)
    financing activities                                (32,053)     (21,862)    (115,648)       (6,774)      (9,109)       2,903

PER SHARE DATA
 Income (loss) per share from continuing
  operations(6)                                             3.95         0.25       (4.42)        (4.93)          N/A         N/A


See accompanying notes to the Selected Financial Data.

The notes to the selected financial data follow:

(1) For financial reporting purposes, March 31, 1993 is the effective date of the Plan of Reorganization. As of that date, in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"), issued by the American Institute of Certified Public Accountants, the Company adopted "fresh start" accounting as described in Note 1 to the Consolidated Financial Statements. As a result, financial information for all periods prior to March 31, 1993 (referred to as "Predecessor") is not comparable to information for subsequent periods.

(2) Sales include the sales of the Office Products business of the Office Products/Specialty Publishing Group which was divested in two separate transactions in 1996 and one final transaction in the first quarter of 1997 as follows: 1996, $ 80.1 million; 1995, $111.7 million; 1994, $
          105.2 million; 1993, $ 104.8 million; and 1992, $ 111.0 million. In addition, operating income for the Office Products business, before the allocation of Corporate overhead, included in the consolidated results follow: 1996, $ 10.7 million; 1995, $ 1.7 million; 1994, $
          15.2 million; 1993, $ 12.7 million; and 1992, $ 14.9 million.

(3)       See Notes 15 and 19 to the Consolidated Financial Statements.

(4)       See Note 14 to the Consolidated Financial Statements.

(5) Excluding $19.8 million and $79.3 million contractual interest not accrued on unsecured debt during the Chapter 11 proceedings in the three months ended March 31, 1993 and the year 1992, respectively.

(6) Earnings per share information for the Predecessor is not presented because the Predecessor was closely held and the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful.

                      [This space intentionally left blank]

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       -------------------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                                    OVERVIEW

"FRESH START" ACCOUNTING

On March 31, 1993, the Company adopted the "fresh start" accounting principles prescribed by the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"), issued by the American Institute of Certified Public Accountants. The "fresh start" accounting principles required the Company to value its assets and liabilities at fair values and eliminate its accumulated deficit.

"Fresh start" accounting was required because on April 1, 1993 the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 cases") pursuant to a plan of reorganization (the "Plan of Reorganization"). For financial reporting purposes, the effective date of the Plan of Reorganization was March 31, 1993 (the "Plan Effective Date"). For periods prior to the Plan Effective Date, the Company sometimes is referred to herein as the "Predecessor". The Chapter 11 cases were commenced on January 13, 1991 (the "Petition Date"). (See Item 1 - "Business Reorganization History and Plan of Reorganization Summary.")

One notable impact of "fresh start" accounting on the financial statements was the negative impact on the reported operating income of each business segment and the consolidated net income resulting from the noncash amortization of the Reorganization Goodwill. Such amortization expense totaled $32.2 million in 1995 and $69.2 million in 1994. At December 31, 1995, Reorganization Goodwill was fully amortized.

DIVESTED BUSINESS

During the last half of 1996 and the first quarter of 1997 the Office Products business of the Office Products/Specialty Publishing Group was divested in three separate transactions. The disposal of this business is not accounted for as a discontinued operation. See "Results of Operations."

DISCONTINUED OPERATIONS

On August 1, 1994, the Company completed the sale of its paint products segment for $50.8 million and the segment is being accounted for as a discontinued operation.

                              RESULTS OF OPERATIONS

Summarized sales and operating income (loss) by business segment and the other significant components of net income (loss) for the years ended December 31, 1996, 1995 and 1994, are set forth in the following table (in thousands) and discussed below:

                                                                 1996               1995              1994
                                                                -----              -----              ----
SALES
   Automotive Components Group                                $209,722            180,251           173,079
   Technologies Group                                          183,663            170,615           164,909
   Office Products/Specialty Publishing Group:
          Specialty Publishing                                  99,020             98,640           100,446
          Office Products                                       80,069            111,697           105,196
                                                              --------            -------           -------
                                                               179,089            210,337           205,642
                                                              --------            -------           -------
                                                               572,474            561,203           543,630
                                                              --------            -------           -------
OPERATING INCOME (LOSS)(1)
   Automotive Components Group                                  23,915             20,407            14,941
   Technologies Group                                           24,453             20,310             7,386
   Office Products/Specialty Publishing Group:
          Specialty Publishing                                   1,650               (753)            (9,892)
          Office Products                                        9,167            (15,287)           (20,921)
                                                              --------           --------           -------
                                                                10,817            (16,040)           (30,813)

   Unallocated corporate                                           (84)               (60)            (1,213)
                                                              --------           --------           -------
                                                                59,101             24,617            (9,699)
                                                              --------           --------           -------

SUPPLEMENTAL INFORMATION: "FRESH START"
ACCOUNTING EFFECTS INCLUDED IN OPERATING
INCOME (LOSS)

Amortization of intangibles:
   Automotive Components Group                                       -              3,404             7,313
   Technologies Group                                                -              7,176            15,419
   Office Products/Specialty Publishing Group:
          Specialty Publishing                                       -              5,625            12,081
          Office Products                                            -             15,967            34,404
                                                              --------            -------           -------
                                                                     -             21,592            46,485
                                                              --------            -------           -------
                                                                     -             32,172            69,217
                                                              --------            -------           -------

OTHER INCOME (EXPENSE)
   INTEREST EXPENSE                                            (18,386)           (19,546)          (29,113)
   INTEREST INCOME                                               1,010              1,577             1,842
   OTHER INCOME, NET                                            10,138             12,126             2,663
                                                              --------            -------          --------
                                                                (7,238)            (5,843)          (24,608)
                                                              --------            -------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEMS                                                         51,863             18,774           (34,307)

INCOME TAX EXPENSE                                             (12,810)           (16,199)           (8,585)
                                                              --------          --------           --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                                     39,053              2,575           (42,892)
                                                              --------           --------          --------
DISCONTINUED OPERATIONS, NET OF TAX:
 GAIN ON DISPOSAL                                                    -                  -            10,710
 INCOME FROM OPERATIONS                                              -                  -             2,204
                                                              --------          ---------          --------
    INCOME FROM DISCONTINUED OPERATIONS                              -                  -            12,914
EXTRAORDINARY ITEM                                                   -                  -            (2,156)
                                                              --------          ---------          --------

NET INCOME (LOSS)                                             $ 39,053              2,575           (32,134)
                                                              ========           ========          ========

(1) Segment operating income (loss) reflects the allocation of corporate overhead. Unallocated corporate overhead consists of overhead associated with discontinued operations. In 1995 corporate overhead was reduced by a $4,300,000 gain relating to a change in the Company's pension plan (see Note 10 to the Consolidated Financial Statements). The allocation of corporate overhead follows (in thousands):

                                                                    1996              1995             1994
                                                                    ----              ----             ----
 Automotive Components Group                                      $2,981             1,282            2,194

 Technologies Group                                                3,152             1,412            2,870



 Office Products/Specialty Publishing Group:
     Specialty Publishing                                          1,986               881            1,867
     Office Products                                               1,501             1,023            1,732
                                                                  ------             -----            -----
                                                                   3,487             1,904            3,599
                                                                  ------             -----            -----
                                                                  $9,620             4,598            8,663
                                                                  ======             =====            =====







                      [This space intentionally left blank]

1996 COMPARED TO 1995

SALES. Net sales in 1996 were $572.5 million, an increase of 2% over 1995 net sales of $561.2 million. The aggregate growth rate was adversely affected by the divestitures of the Rolodex electronics product line and Curtis in the second half of 1996.

Sales in the Automotive Components Group segment were $209.7 million, an increase of 16% over 1995 sales of $180.3 million. The increased sales were attributable to $20.5 million of sales from the 1996 acquisitions of the Lingemann automotive aluminum tube business and Great Lake as well as higher content per automobile of clutch plates in transmissions and higher sales of aluminum heat exchangers and related products and equipment manufactured by the segment's Thermal unit. Approximately 29% of Thermal's sales are to the automotive OEM market. Steel Parts achieved sales growth over 1995 due to higher parts content per automobile, as automobile manufacturers have moved from three-speed to four and five-speed automatic transmissions. Steel Parts is primarily an OEM supplier of transmission and other automotive components. The increased sales at Thermal and Steel Parts were partially offset by a decline from the prior year at Romac, the Company's manufacturer of stainless steel tubing sold principally in marine and distribution markets.

Sales in the Technologies Group were $183.7 million, an increase of 8% over 1995 sales of $170.6 million. Sales of the wire and cable assembly business, Escod, were up 23% over 1995, reflecting continued expansion of its customer base and a rebound in orders from its largest telecommunications customer. Stewart Connector, the Company's manufacturer of high speed data transmission connectors which serves the computer networking market, had an 8% increase in sales over the prior year with 15% growth in the fourth quarter of the year, primarily as a result of a new contract with a major telecommunications customer for connector/cable assemblies. Foreign sales accounted for approximately 40% and 43% of Stewart Connector's sales in 1996 and 1995, respectively. Sales at the segment's Signal Transformer unit were flat compared to the prior year. Sales of precision stampings at the segment's Stewart Stamping unit increased 5% due to the underlying strength of the markets that it serves, including the housing construction and automotive market.

Sales in the Office Products/Specialty Publishing Group were $179.1 million, a decrease of 15% from 1995 sales of $210.3 million, primarily due to the divestitures of the Rolodex electronics product line in October 1996 and Curtis in September 1996. Excluding the impact of the divestitures, sales for the Group declined 2% from the prior year as a result of lower sales of traditional office products. Sales at Taylor Publishing were $99.0 million, relatively flat compared to prior year sales of $98.6 million.

OPERATING INCOME. Operating income (loss) comparisons between 1996 and 1995 are more difficult to present than the sales comparisons because of the effects of "fresh start" accounting on the results of operations. Due to the effects of "fresh start" accounting, the Company's 1995 operating results were depressed by a $32.2 million charge for the amortization of Reorganization Goodwill. The consolidated reported operating income in 1996 improved to $59.1 million from $24.6 million in 1995. (See the table on page 19 for the impact of "fresh start" accounting on the reported operating income as well as the comparability between the periods). Excluding the effects of "fresh start" accounting, as described above, the operating performance increased $2.3 million or 4%. The increase is primarily due to higher operating income in the Office Products business. This gain was partially offset by higher Corporate overhead, decreased operating margins in the Technologies Group and a $1.5 million restructuring charge recorded by Taylor Publishing. The higher corporate overhead in 1996 is primarily due to a $4.3 million gain recorded in 1995 related to a change in the Company's pension plan which temporarily reduced Corporate overhead. These items and other operational year-to-year changes are discussed below in the analysis of each segment's operating income.

The Automotive Components Group's operating income in 1996 compared to 1995 increased to $23.9 million from $20.4 million. The results in 1995 were negatively impacted by the amortization of Reorganization Goodwill totaling $3.4 million. Excluding amortization of Reorganization Goodwill, the segment's operating performance was relatively flat compared to 1995, as the effect of higher sales was offset by a $1.7 million increase in allocated Corporate overhead due to the 1995 pension gain noted above.

The Technologies Group's operating income in 1996 compared to 1995 increased to $24.5 million from $20.3 million. The results in 1995 were negatively impacted by a $7.2 million amortization charge for Reorganization Goodwill. Excluding the amortization of Reorganization Goodwill, the segment's operating performance decreased $3.0 million in 1996 compared to 1995, an 11% decrease, due to decreased operating margins and a $1.7 million increase in allocated Corporate overhead due to the 1995 pension gain noted above. The decreased operating margins were caused principally by competitive price pressure in the connector market and delayed introductions of new connector products.

The operating income of the Office Products/Specialty Publishing Group was $10.8 million in 1996 compared to an operating loss of $16.0 million in 1995. The results in 1995 were negatively impacted by a $21.6 million charge for amortization of Reorganization Goodwill. Excluding the amortization of Reorganization Goodwill, the segment's operating performance increased $5.3 million in 1996 compared to 1995. The results in 1995, as compared to 1996, were negatively impacted by $10.1 million of charges recorded for potentially uncollectible accounts receivable, inventory valuation, anticipated customer returns and other charges. The improvement in operating earnings for 1996 was partially offset by decreased operating income at Rolodex and Taylor Publishing and an increase in allocated Corporate overhead of $1.6 million due to the pension gain recorded in 1995.

In 1996, the operating income of the Specialty Publishing business, Taylor Publishing, improved to $1.7 million from an operating loss of $0.8 million in 1995 due principally to the reduction in amortization of Reorganization Goodwill, which totaled $5.6 million in 1995. Excluding the amortization of Reorganization Goodwill, the unit's operating performance decreased $3.2 million in 1996 compared to 1995 due to a $1.5 million restructuring charge incurred in 1996, following Taylor's adoption of a restructuring plan to improve profitability a $1.1 million increase in allocated corporate overhead which was primarily attributable to the 1995 pension gain noted above, and increased administrative costs.

OTHER INCOME (EXPENSE). Interest expense decreased approximately 6% or $1.2 million in 1996 compared to 1995 due to a lower effective interest rate and lower debt balances. Other income for 1996 included a $3.1 million pre-tax gain on the sale of the Rolodex electronics product line. Other income also included a favorable adjustment of $2.2 million related to the Company's environmental liabilities following completion of a site clean-up for an amount less than previously estimated. Other income for 1995 included favorable adjustments of $3.6 million related to the Company's environmental liabilities following a review of its liabilities from previously divested operations and $1.5 million related to the resolutions of several legal disputes. In addition, other income included a $4.0 million gain on the sale of idle corporate assets.

INCOME TAX EXPENSE. The Company's actual income tax obligations during 1996 ($2.4 million) and 1995 ($2.6 million) were substantially less than the total amount of income taxes recognized ($12.4 million and $16.1 million respectively) because previously generated net operating losses and other net deferred tax assets were utilized to reduce the tax obligations. During 1996 and 1995, additional deferred tax assets of $10.7 million and $9.2 million respectively, were recognized and recorded on the balance sheet because it was concluded that it was more likely than not that such amounts would be realized in future years. In accordance with the Reorganization SOP, the tax benefits associated with the recognition of pre-effective date deferred tax assets ($10.2 million and $1.6 million in 1996 and 1995, respectively), were recorded as an increase to additional paid-in capital and $7.2 million in 1995 was recorded as a reduction to Reorganization Goodwill. The 1995 reduction eliminated the remaining unamortized Reorganization Goodwill.

The effective tax rate on adjusted income from continuing operations (adjusted to exclude Reorganization Goodwill amortization) was 24.7% in 1996 compared to 31.8% for 1995. The percentage decrease is primarily due to the recognition of the tax benefit of capital loss carryforwards. (See Note 11 to the Consolidated Financial Statements for further information.)

1995 COMPARED TO 1994

SALES. Net sales from continuing operations in 1995 were $561.2 million, an increase of 3% over 1994 net sales of $543.6 million. The aggregate growth rate was adversely affected by the continuation in early 1995 of declining sales at the Company's wire and cable assembly business and to a lesser degree, by a small decrease in school yearbook sales at Taylor Publishing.

Sales in the Automotive Components Group segment were $180.3 million, an increase of 4% over 1994 sales of $173.1 million. The higher sales were attributable to higher content per automobile of clutch plates in transmissions and higher unit sales of heat exchanger products manufactured by the segment's Thermal unit. The increase in units sold is due to increased penetration in non-automotive aluminum heat exchanger markets and the accelerating demand for aluminum radiator replacements. Approximately 23% of Thermal's sales are to the automotive OEM market. Steel Parts, the segment's smaller unit, achieved sales growth over 1994 despite a slowdown in North American automotive production. The growth at Steel Parts was due to higher parts content per automobile, as automobile manufacturers have moved from three-speed to four-speed automatic transmissions. Steel Parts is primarily an OEM supplier of transmission and other automotive components.

Sales in the Technologies Group were $170.6 million, an increase of 3% over 1994 sales of $164.9 million. This increase was offset by sharply reduced demand in the first half of 1995 from two major customers of the segment's relatively low margin wire and cable assembly business, Escod Industries, which resulted in a 17% or $8.9 million sales decline. Excluding this drop-off, the segment recorded a 13% increase in sales over 1994. This increase was partly a result of the continued growth at the segment's Stewart Connector unit, the Company's manufacturer of high speed data transmission connectors which serves the computer networking market. Despite the year-over-year improvement, Stewart Connector experienced a slowdown in rate of sales growth in the second half due to competitive pricing pressures and pending new product introductions scheduled for introduction in 1996. Foreign sales accounted for approximately 43% and 35% of Stewart Connector's sales in 1995 and 1994, respectively. Sales at the segment's Signal Transformer unit increased primarily due to the continued success of its customer-focused program to deliver transformers within twenty-four hours of the receipt of the customer order. Sales at the segment's Stewart Stamping unit increased due to the underlying strength of the markets that it serves, including the telecommunications and electrical industries, and as a result of more targeted selling efforts through the engagement of additional independent sales representatives.

Sales in the Office Products/Specialty Publishing Group were $210.3 million, an increase of 2% over 1994 sales of $205.6 million. Sales of the segment's office products (Rolodex and Curtis) of $111.7 million increased 6% over 1994 sales of $105.2 million due primarily to increases in sales of consumer electronics and traditional card file products at Rolodex. The sales at Taylor Publishing were $98.6 million, a decrease of 2% from 1994 sales of $100.4 million.

OPERATING INCOME. Operating income (loss) comparisons between 1995 and 1994 are more difficult to understand than the sales comparisons because of the effects of "fresh start" accounting on the results of operations. Due to the effects of "fresh start" accounting, the Company's 1995 and 1994 operating results were depressed by a $32.2 million and $69.2 million charge, respectively, for the amortization of Reorganization Goodwill. The consolidated reported operating income in 1995 improved to $24.6 million from an operating loss of $9.7 million in 1994. (See the table on page 19 for the impact of "fresh start" accounting on the reported operating income as well as the comparability between the periods). Excluding the effects of "fresh start" accounting, as described above, the operating performance decreased $2.7 million, a 5% decrease. The decrease was primarily due to $10.1 million of charges related to uncollectible accounts receivable, sales returns and obsolete inventory recorded at Rolodex/Curtis of which $6.2 million were classified as nonrecurring charges. These charges were partially offset by a gain of $4.3 million related to a change in the Company's pension plan whereby a lump sum settlement feature was adopted for retirees and certain vested participants which resulted in the settlement of more than $42.0 million in pension obligations. As a result, corporate overhead was reduced by $4.3 million in 1995 compared to 1994. These items and other operational year-to-year changes are discussed below in the analysis for each segment's operating income.

The Automotive Components Group's operating income in 1995 compared to 1994 increased from $14.9 million to $20.4 million. The results in each year were negatively impacted by the amortization of Reorganization Goodwill ($3.4 million and $7.3 million in 1995 and 1994, respectively). Excluding amortization of Reorganization Goodwill, the segment's operating performance improved $1.6 million in 1995 compared to 1994, a 7% increase, due to the higher sales and a reduction of $0.9 million in allocated Corporate overhead attributable to the pension gain noted above.

The Technologies Group's operating income in 1995 compared to 1994 increased from $7.4 million to $20.3 million. The results in each year are negatively impacted by the amortization of Reorganization Goodwill ($7.2 million and $15.4 million in 1995 and 1994, respectively). Excluding the amortization of Reorganization Goodwill, the segment's operating performance improved $4.7 million in 1995 compared to 1994, a 21% increase, due to higher sales and improved productivity, as well as a reduction of $1.5 million in allocated Corporate overhead attributable to the pension plan noted above.

The operating loss of the Office Products/Specialty Publishing Group, the segment to which most of the Reorganization Goodwill was allocated, improved to $16.0 million in 1995 from $30.8 million in 1994. In 1995 and 1994, the amortization of Reorganization Goodwill included in the segment's operating results was $21.6 million and $46.5 million, respectively. Excluding the amortization of Reorganization Goodwill, the segment's operating performance decreased $10.1 million in 1995 compared to 1994. The decrease was due to $6.2 million of nonrecurring charges recorded in the second quarter of 1995 at Rolodex, related primarily to a number of open and unresolved customer chargebacks, that had originated in prior years. The nonrecurring charges also included a charge at Rolodex and Curtis (the Company's computer accessory unit) of $1.6 million to adjust the net realizable value of inventory and related capital assets. In addition, the Company recorded provisions totaling $3.9 million in the fourth quarter of 1995 for potentially uncollectible accounts receivable, inventory valuation, anticipated customer returns and other charges at Rolodex and Curtis. These charges were partially offset by a reduction in allocated Corporate overhead, attributable to the pension gain noted above, of $1.7 million.

In 1995, the operating losses of the Specialty Publishing business, Taylor Publishing, improved to $0.8 million from $9.9 million in 1994 due to a $6.5 million decrease in the amortization of Reorganization Goodwill and improved productivity relating to the introduction in 1994 of new photo processing technology. Throughout 1995 the Company continued efforts to upgrade production processes at Taylor

Publishing resulting in improved quality of its school yearbooks and reduced turnaround time to schools as well as improved financial performance.

OTHER INCOME (EXPENSE). Interest expense decreased approximately 33% or $9.5 million in 1995 compared to 1994 because of the early retirement of long-term debt in 1994 and the refinancing of long-term debt in November 1994 (see "Cash Flows From (Used In) Financing Activities"). Other income for 1995 included favorable adjustments of $3.6 million related to the Company's environmental liabilities following a review of its liabilities from previously divested operations and $1.5 million related to the resolutions of several legal disputes. In addition, other income included a $4.0 million gain on the sale of idle corporate assets. Other income for 1994 included a $1.2 million gain related to the collection of notes receivable in excess of their financial statement carrying amount.

INCOME TAX EXPENSE. The Company's actual income tax obligations during 1995 ($2.6 million) and 1994 ($2.3 million) were substantially less than the total amount of income taxes recognized ($16.1 million and $15.5 respectively) because previously generated net operating losses and other net deferred tax assets were utilized to reduce the tax obligations. During 1995 and 1994, additional deferred tax assets of $9.2 million and $40.7 million, respectively, were recognized and recorded on the balance sheet because it was concluded that it was more likely than not that such amounts would be realized in future years. In accordance with the Reorganization SOP, the tax benefits associated with the recognition of pre-effective date deferred tax assets, ($7.2 million and $39.0 million in 1995 and 1994, respectively) were recorded as a reduction to Reorganization Goodwill. The 1995 reduction eliminated the remaining unamortized Goodwill.

DISCONTINUED OPERATIONS. On August 1, 1994, the Company sold substantially the entire paint products segment for net proceeds of $50.8 million, resulting in a gain of $10.7 million, net of taxes of $8.2 million. The tax on the gain was offset by utilization of Federal and state net operating loss carryforwards and as a result did not result in significant cash payments. In accordance with the Reorganization SOP the tax benefit associated with utilization of pre-effective date loss carryforwards was recorded as a reduction in the Company's Reorganization Goodwill. The net proceeds were utilized to reduce the Company's long-term debt.

EXTRAORDINARY ITEM. An extraordinary charge of $2.2 million, net of $1.3 million tax, was recorded in the fourth quarter of 1994 as a result of prepaying post-reorganization debt prior to its maturity (see "Financial Condition").

                               FINANCIAL CONDITION

Factors that are expected in the future to affect the Company's financial position are discussed below.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations provided $55.4 million in cash in 1996 compared to $37.7 million cash in 1995 which represented a $17.7 million or 47% year over year increase. This improvement was primarily due to improved accounts receivable collections in the Office Products business. The Company's cash flow was favorably affected by tax loss carryforwards, which reduce the actual cash tax payments for the year to well below the financial statement income tax expense. The tax loss carryforwards will be substantially utilized in 1997 to offset the gain from the sale of the Rolodex unit, and as a result, the Company's actual cash tax payments in future years are anticipated to increase over 1996.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In 1996, the Company acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co, ("Lingemann") and two affiliated businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market, Great Lake, Inc. and Kar Tool Co. Inc., for approximately $37.7 million including transaction fees and expenses. In 1996, the Company received proceeds totaling $21.8 million from the sale of Curtis and the Rolodex electronics product line; $3.6 million from Thermalex for full repayment of loans outstanding; a $3.4 million dividend distribution from Thermalex; and $1.3 million from the disposal of idle assets. In 1995, the Company received $2.5 million from Thermalex relating to the partial repayment of loans, a $0.4 million dividend distribution from Thermalex and $4.7 million from the disposal of idle assets. In 1994, the Company received net proceeds of $50.8 million from the sale of its paint products segment, $4.6 million for final payments on outstanding notes from previously divested subsidiaries, and $1.0 million from Thermalex as a partial loan repayment.

The Company's capital expenditures totaled $22.6 million in 1996 and the Company has budgeted expenditures totaling approximately $24.0 million in 1997. The Company expects to finance these expenditures and investments with internally generated funds. The Company does not anticipate that limitations on capital expenditures under the Bank Credit Agreement (as defined below) will adversely affect its ability to meet its operating goals.

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. During 1996, the Company repaid $22.8 million of its initial $155.0 million term loan. The Company also repurchased an additional 97,500 shares of its common stock at prices ranging from $30.60 to $36.125 per share under the Company's $15.0 million stock buyback program. During 1995, the Company repaid $12.6 million of its initial $155.0 million term loan and repurchased 197,500 shares of its common stock at prices ranging from $32.375 to $36.875 per share.

In November 1994, the Company entered into a loan agreement that provides it up to $285 million in borrowing capacity pursuant to two credit facilities (the "Bank Credit Agreement"). The Bank Credit Agreement consists of a $130 million revolving credit facility, with a $50 million sublimit for issuance of letters of credit, and a $155 million term loan. The term loan is payable in quarterly installments through March 31, 2001. Under the terms of the Bank Credit Agreement, proceeds from asset sales must be applied to reduce the term loan under certain circumstances. The revolving credit facility will terminate and all amounts outstanding, if any, will be due on March 31, 2001. (See Note 7 to the Consolidated Financial Statements).

The Company's required debt service payments for each of the next five years are as follows (in millions): 1997: $23.3; 1998: $26.6; 1999: $30.1; 2000: $32.4 and
2001: $4.3. In addition, any Excess Cash Flow (none in 1996), as defined in the Bank Credit Agreement, will be applied to the term facility. The interest requirements during the next five years will fluctuate based on the outstanding debt balances as well as changes in interest rates. The interest rate on bank borrowings bear interest at various fluctuating rates, at the Company's option, which approximate the one to six month LIBOR rates plus 1.25% (such LIBOR rates approximated 5.5% to 5.8% at December 31, 1996) subject to step downs on the achievement of certain financial ratios. The Company reduces its exposure to potential increases in interest rates by entering into forward rate, interest rate cap and interest rate swap agreements with major financial institutions. A summary of the terms of those agreements is contained in Note 8 to the Consolidated Financial Statements.

NET INCOME (LOSS) AND ACCUMULATED EQUITY (DEFICIT). At December 31, 1996, the Company had stockholders' equity totaling $33.4 million compared to stockholders' deficit totaling $15.8 million at December 31, 1995. The deficit was attributable to the effect of the Reorganization Goodwill amortization which amounted to $32.2, $69.2 and $54.5 million in 1995, 1994 and 1993, respectively. At December 31, 1995, the Reorganization Goodwill was fully amortized.

SEASONALITY. The Company's yearbook publishing business, Taylor Publishing, is highly seasonal, with a majority of sales occurring in the second and third quarters of the year. Taylor receives significant customer advance deposits in the second half of the year. The Company's other businesses are not highly seasonal.

IMPACT OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not significantly affected the Company's operating results or markets. The Company is generally able to pass through to its customers price changes in its major steel, copper and aluminum based product lines.

LIQUIDITY. At December 31, 1996, the Company's cash and cash equivalents and net working capital amounted to $3.5 million and $48.0 million, respectively. The borrowing ability under the Company's revolving credit facility at December 31, 1996 was $78.3 million, including $39.6 million available for additional letters of credit. The Company believes it has adequate sources of liquidity to meet its working capital, capital expenditures and debt service requirements.

SUBSEQUENT EVENT. On March 5, 1997, the Company sold its Rolodex office products business unit for $117,000,000 less transaction costs.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG Peat Marwick LLP (dated January 31, 1997), are set forth on pages F-1 through F-33 hereof (see Item 14 of this Annual Report for the Index).

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       -------------------------------------------------------------------
                            AND FINANCIAL DISCLOSURE
                            ------------------------

Not applicable.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

The information required by this Item is included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1997 Annual Meeting of Stockholders to be held on May 22, 1997 and is incorporated herein by reference. The Company anticipates filing the Proxy Statement with the Securities and Exchange Commission in April 1997.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The information required by this Item is included under the captions "Director Compensation" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ------------------------------------------------------------
                                   MANAGEMENT
                                   ----------

The information required by this Item is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

The information required by this Item is included under the captions "Compensation Committee Interlocks and Insider Participation," "Election of Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV


        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        ----------------------------------------------------------------
                                    FORM 8-K
                                    --------

(a)       THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)       Financial Statements

          -    Independent Auditors' Report

          -    Consolidated Balance Sheets

               -    December 31, 1996
               -    December 31, 1995

          -    Consolidated Statements of Operations

               -    Year ended December 31, 1996
               -    Year ended December 31, 1995
               -    Year ended December 31, 1994

          -    Consolidated Statements of Stockholders' Equity (Deficit)

               -    For the years ended December 31, 1996, 1995 and 1994

          -    Consolidated Statements of Cash Flows

               -    Year ended December 31, 1996
               -    Year ended December 31, 1995
               -    Year ended December 31, 1994

          -    Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules

          See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.

(3)       Exhibits:

*2(a)  -  Amended and Restated Plan of Reorganization Jointly Proposed by the
          Debtors and the Official Joint Committee of Unsecured Creditors dated November 23, 1992 (Form T-3, Exhibit T3E-3, File No. 22-23356).

*2(b)  -  Order Confirming Plan of Reorganization and Approving Settlements
          Pursuant to Bankruptcy Rule 9019 dated November 24, 1992 (Form T-3, Exhibit T3E-4, File No. 22-23356).

*2(c)  -  Order on Motion for Order in Aid of Implementation of Plan dated
          March 23, 1993 (Form T-3, Exhibit T3E-5, File No. 22-23356).

*2(d)  -  Order on Debtors' Supplemental Motion for Order in Aid of
          Implementation of Plan dated March 23, 1993 (Form T-3, Exhibit T3E-6, File No. 22-23356).

*2(e)  -  Notice of (1) Order Confirming Plan of Reorganization, (2) Effective
          Date and (3) Administrative Claims Bar Date dated April 1, 1993 (Form 10, Exhibit 2(e), File No. 0-22098).

*2(f)  -  Order on Motion for Order in Aid of Implementation of Plan dated
          September 14, 1993 (Form 10/A, Amendment No. 2 to Form 10, Exhibit 2(f), File No. 0-22098).

*2(g)  -  Share Purchase Agreement, dated as of June 28, 1996, between the
          Company's subsidiary, GUVAB Gesellschaft fur
          Unternehmensbeteililgungen und Vermogensverwaltung im aluminiumverarbeitenden Bereich mbH ("GUVAB"), and Lingemann (Form 8-K dated July 10, 1996, File No. 0-22098).**

*2(h)  -  Asset Purchase Agreement, dated as of July 1, 1996, among the
          Company's subsidiary, HHI Acquisition Corp., Lingemann, and Helima-Helvetion International, Inc (Form 8-K dated July 10, 1996, File No. 0-22098).**

*2(i)  -  Stock Purchase Agreement, dated as of September 3, 1996, between the
          Company's subsidiary and Esselte Corporation (Form 8-K dated September 6, 1996, File No. 0-22098).**

*2(j)  -  Asset Purchase Agreement, dated as of October 4, 1996, between the
          Company and Franklin Electronic Publishers, Inc. and List of Omitted Schedules (Form 8-K dated October 4, 1996, File No. 0-22098).**

*2(k)  -  Asset Purchase Agreement, dated as of February 12, 1997, between the
          Company and Newell Co. (Form 8-K dated March 5, 1997, File No. 0-22098).**

*3(a)  -  Amended and Restated Certificate of Incorporation of the Company
          (Form 10, Exhibit 3(a), File No. 0-22098).

*3(b)  -  Amended and Restated Bylaws of the Company (Form 10, Exhibit 3(b),
          File No. 0-22098).

*4(a) - Settlement Agreement and Stipulated Order by and between the Company, certain subsidiaries of the Registrant, The Valspar Corporation and the United States of America by order of the United States District Court for the Western District of Texas, San Antonio Division, dated January 19, 1993 (Form 10, Exhibit 4(h), File No. 0-22098).

*4(b) - Stipulation regarding Settlement Agreement and Stipulated Order amending Exhibit 4(h) (Form 10, Exhibit 4(i), File No. 0-22098).

*4(c) - Credit Agreement, dated as of October 21, 1994, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent (Form S-8 Registrations Statement, as amended, Exhibit 4(o), File No. 33- 86938).**

*4(d) - First Amendment to Credit Agreement, dated as of November 21, 1994, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent (Form S-8 Registration Statement, as amended, Exhibit 4(p), File No. 33-86938).**

*4(e) - Second Amendment to Credit Agreement, dated as of March 8, 1995, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent; (Form 10-K for the year ended December 31, 1994, Exhibit 4(f), File No. 0-22098).**

*4(f) - Third Amendment to Credit Agreement, dated as of July 18, 1995, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent (Form 10-Q for the quarter ended June 30, 1995, Exhibit 4(g), File No. 0-22098).**

*4(g) - Fourth Amendment to Credit Agreement, dated as of June 21, 1996, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent (Form 8-K dated July 10, 1996, File No. 0-22098).

4(h)  -   Fifth Amendment to Credit Agreement, dated as of March 3, 1997, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent.

The following are management contracts and compensatory plans or arrangements in which directors or executive officers participate:

*10(a)- 1993 the Company Long-Term Incentive Plan (Form 10, Exhibit 10(j), File No. 0-22098).

*10(b) - Supplemental Terms and Conditions Applicable to December 1993 Option Awards Under the Company 1993 Long-Term Incentive Plan (Form S-8 Registrations Statement, as amended, Exhibit 4(b), File No. 33-86938).

*10(c) - Employment Agreement dated as of May 1, 1993 between the Company and Robert L. Smialek, as amended and restated (Form 10/A, Amendment No. 1 to Form 10, Exhibit 10(k), File No. 0-22098).

*10(d) - Restricted Stock Agreement dated as of June 26, 1994 between the Company and James D. Miller. (Form 10-K for the year ended December 31, 1994, Exhibit 10(e), File No. 0-22098).

*10(e) - Form of Indemnification Agreement adopted by the Company as of July 30, 1990, entered into between the Registrant and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Form 10, Exhibit 10(n), File No. 0-22098).

*10(f) - 1993 the Company Nonemployee Director Stock Incentive Plan (Form 10/A, Amendment No. 1 to Form 10, Exhibit 10(p), File No. 0-22098).

 10(g) - Value Appreciation Agreement as of December, 1996, entered into between the Registrant and the following officers: David M. Aronowitz, Robert F. Heffron, Les G. Jacobs, David A. Kauer, Kenneth H. Koch and Philip K. Woodlief.

 10(h) - Form of Income Protection Agreement adopted by the Company as of December, 1996, entered into between the Registrant and the officers identified in Exhibit 10 (g) and James D. Miller.

*21    -  Subsidiaries of the Registrant (Form 10-Q for the quarter ended
          September 30, 1996, File No. 0-22098).

 23(a) -  Consent of KPMG Peat Marwick LLP.

 24    -  Power of Attorney of officers and directors of the Registrant appearing on the signature page hereof.

 27    -  Financial Data Schedule.

 99(a) -  Schedule II - Valuation and Qualifying Accounts.

* Incorporated by reference, as indicated.

**The Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of any omitted schedule or exhibit to Exhibits 2(g), (h),\
  (i), (j) and (k) and 4(c), 4(d), 4(e), and 4(f).

(b)       REPORTS ON FORM 8-K

          A report, dated July 10, 1996, on Form 8-K was filed pursuant to Item 2 of that form. No financial statements were filed as part of that report.

          An amended report, dated July 10, 1996, on Form 8-K/A was pursuant to
          Item 2 of that form. The following financial statements were filed as part of that report:

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

          A report, dated September 6, 1996, on Form 8-K was filed pursuant to
          Item 2 of that form. The following financial statements were filed as part of that report:

                   (1)  Pro Forma Financial Information.

                          Pro Forma Condensed Balance Sheet as of June 30, 1996 Pro Forma Condensed Consolidated Statements of
                             Operations
                              Six Months Ended June 30, 1996
                              Year Ended December 31, 1995

          A report, dated October 4, 1996, on Form 8-K was filed pursuant to
          Item 2 of that form. The following financial statements were filed as part of that report:

                   (1)  Pro Forma Financial Information.

                          Pro Forma Condensed Balance Sheet as of June 30, 1996 Pro Forma Condensed Consolidated Statements of
                             Operations
                              Six Months Ended June 30, 1996
                              Year Ended December 31, 1995

          A report, dated March 5, 1997, on Form 8-K was filed pursuant to Item 2 of that form. The following financial statements were filed as part of that report:

                   (1)  Pro Forma Financial Information.

                          Pro Forma Condensed Balance Sheet as of December 31,
                            1996
                          Pro Forma Condensed Consolidated Statements of
                            Operations for the Year Ended December 31, 1996

(c)       EXHIBITS

          The Exhibits to this report begin on page 69.

(d)       FINANCIAL STATEMENT SCHEDULES:

          See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

     Note: All other schedules called for under Regulation S-X not included herein have been omitted because they are not applicable, the required information is not material or the required information is included in the financial statements or notes thereto.

                     [This space intentionally left blank.]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INSILCO CORPORATION

                                        By:  /s/ James D. Miller
                                            --------------------------------
                                            James D. Miller
                                            Executive Vice President and Chief
                                            Financial Officer

Date:  March 27, 1997                   By:  /s/ Philip K. Woodlief
                                            --------------------------------
                                            Philip K. Woodlief
                                            Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

                        Signature                               Title

           Robert L. Smialek*                   President, Chief Executive     )
           ----------------------               Officer and Director           )
           Robert L. Smialek                    (Principal Executive Officer)  )
                                                                               )
           /s/ James D. Miller                  Executive Vice                 )
           ----------------------               President and Chief            )
           James D. Miller                      Financial Officer              )
                                                (Principal Financial Officer)  )
                                                                               )
           Philip K. Woodlief*                  Corporate Controller           )
           ----------------------               (Principal Accounting Officer) )
           Philip K. Woodlief                                                  )
                                                                               )
           James J. Gaffney*                                                   )
           ----------------------                                              )
           James J. Gaffney                     Director                       )
                                                                               )
           Terence M. O'Toole*                                                 )      March 27, 1997
           ---------------------                                               )
           Terence M. O'Toole                   Director                       )
                                                                               )
           Thomas E. Petry*                                                    )
           ---------------------                                               )
           Thomas E. Petry                      Director                       )
                                                                               )
           Barry S. Volpert*                                                   )
           ---------------------                                               )
           Barry S. Volpert                     Director                       )
                                                                               )
                                                                               )
                                                                               )
           /s/ James D. Miller                                                 )
           ---------------------                                               )
     By: * James D. Miller                                                     )
           Attorney-in-Fact                                                    )

                      INSILCO CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                 Independent Auditors' Report                                                         F-2


                 Consolidated Balance Sheets                                                          F-3
                   - December 31, 1996
                   - December 31, 1995


                 Consolidated Statements of Operations                                                F-5
                   - Year ended December 31, 1996
                   - Year ended December 31, 1995
                   - Year ended December 31, 1994


                 Consolidated Statement of Stockholders' Equity (Deficit)                             F-6
                   - For the years ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flows                                                F-7
                   - Year ended December 31, 1996
                   - Year ended December 31, 1995
                   - Year ended December 31, 1994


                 Notes to Consolidated Financial Statements                                           F-8

                          Independent Auditors' Report


The Board of Directors and Stockholders
Insilco Corporation:

We have audited the accompanying consolidated financial statements of Insilco Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. We did not audit the 1996 and 1995 financial statements of Thermalex, Inc., a 50 percent owned investee company. The Company's investment in Thermalex, Inc. at December 31, 1996 and 1995, was $8.5 million and $9.0 million, respectively, and its equity in earnings of Thermalex, Inc. was $2.9 million and $2.3 million, for the years 1996 and 1995, respectively. The financial statements of Thermalex, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Thermalex, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           KPMG PEAT MARWICK LLP

Columbus, Ohio
January 31, 1997, except as to the second paragraph in Note 3, which is as of March 5, 1997

                      INSILCO CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                                 (In thousands)



                                               Assets                                                  1996                  1995
                                               ------                                                  ----                  ----
Current assets:
  Cash and cash equivalents                                                                         $  3,481                  9,894
  Trade receivables, net                                                                              73,874                 86,086
  Other receivables                                                                                    8,499                  8,452
  Inventories:
     Raw materials and supplies                                                                       27,677                 27,176
     Work in process                                                                                  25,570                 20,390
     Finished goods                                                                                   13,138                 21,723
                                                                                                    --------               --------

         Total inventories                                                                            66,385                 69,289
                                                                                                    --------               --------

  Deferred tax asset                                                                                  29,859                  7,228
  Prepaid expenses and other current assets                                                            7,010                  6,395
                                                                                                    --------               --------
         Total current assets                                                                        189,108                187,344
                                                                                                     -------                -------

Property, plant and equipment:
  Land                                                                                                 6,310                  5,047
  Buildings                                                                                           32,772                 21,012
  Machinery and equipment                                                                            125,211                102,883
                                                                                                     -------                -------
                                                                                                     164,293                128,942
  Less accumulated depreciation                                                                      (49,914)               (37,707)
                                                                                                    --------               --------
         Net property, plant and equipment                                                           114,379                 91,235
                                                                                                     -------               --------

Deferred tax asset                                                                                     7,542                 29,653
Other assets and deferred charges                                                                     18,762                 21,869
Goodwill, net                                                                                         13,659                      -
Investment in Thermalex                                                                                8,550                 10,028
                                                                                                    --------                -------
         Total assets                                                                               $352,000                340,129
                                                                                                    ========                =======





See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (continued)
                           December 31, 1996 and 1995
                       (In thousands, except share data)


                           Liabilities and Stockholders' Equity (Deficit)        1996                    1995
                           ----------------------------------------------        ----                    ----
Current liabilities:
  Current portion of long-term debt                                            $ 24,272                 18,642
  Current portion of other long-term obligations                                  6,661                  7,975
  Accrued interest payable                                                        3,113                  4,089
  Accounts payable                                                               37,984                 45,336
  Customer deposits                                                              23,490                 19,722
  Salaries and wages payable                                                      9,838                  8,102
  Accrued income taxes                                                            3,596                  3,126
  Accrued expenses                                                               32,198                 35,432
                                                                               --------               --------
         Total current liabilities                                              141,152                142,424

Long-term debt, excluding current portion                                       136,770                167,847
Other long-term obligations, excluding current portion                           40,676                 45,637
                                                                               --------               --------

         Total liabilities                                                      318,598                355,908
                                                                               --------               --------

Stockholders' equity (deficit):
   Common stock, $.001 par value; 15,000,000 shares authorized;
     9,810,794 shares issued (9,852,751 in 1995) and 9,487,740
     shares outstanding (9,650,497 in 1995)                                          10                     10
   Treasury stock, at cost                                                      (10,745)                (6,813)
   Additional paid-in capital                                                    81,496                 67,192
   Accumulated deficit                                                          (37,115)               (76,168)
   Foreign currency translation adjustments                                        (244)                     -
                                                                               --------               --------

      Total stockholders' equity (deficit)                                       33,402                (15,779)
                                                                               --------               --------
Commitments and contingencies (See Notes 9, 11, 12 and 17)

      Total liabilities and stockholders' equity (deficit)                     $352,000                340,129
                                                                               ========                =======





See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                  Years Ended December 31, 1996,1995 and 1994
                (In thousands, except share and per share data)


                                                                                   1996                1995            1994
                                                                                ----------          --------        --------



               Sales                                                           $  572,474           561,203         543,630
               Cost of products sold                                              389,893           385,720         372,842
               Depreciation                                                        16,593            14,758          13,570
               Selling, general and administrative expenses                       106,649            97,736          97,700
               Nonrecurring charges                                                     -             6,200               -
               Amortization of goodwill                                               238                 -               -
               Amortization of Reorganization Goodwill                                  -            32,172          69,217
                                                                               ----------          --------        --------
                     Operating income (loss)                                       59,101            24,617          (9,699)
                                                                               ----------          --------        --------

               Other income (expense):
                  Interest expense                                                (18,386)          (19,546)        (29,113)
                  Interest income                                                   1,010             1,577           1,842
                  Equity in net income of Thermalex                                 2,922             2,335           1,334
                  Other income, net                                                 7,216             9,791           1,329
                                                                               ----------          --------        --------

                                                                                   (7,238)           (5,843)        (24,608)
                                                                               ----------          --------        --------
                     Income (loss) from continuing operations before
                      income taxes and extraordinary item                          51,863            18,774         (34,307)

               Income tax expense                                                 (12,810)          (16,199)         (8,585)
                                                                               ----------          --------        --------


                     Income (loss) from continuing operations before
                       extraordinary item                                          39,053             2,575         (42,892)
                                                                               ----------          --------        --------


               Discontinued operations, net of tax:
                  Income from operations                                                -                 -           2,204
                  Gain on disposal                                                      -                 -          10,710
                                                                               ----------       -----------         -------
                     Income from discontinued operations                                -                 -          12,914
                                                                               ----------       -----------         -------

                     Income (loss) before extraordinary item                       39,053             2,575         (29,978)

               Extraordinary item, net of tax                                           -                 -          (2,156)
                                                                               ----------       -----------        ---------

                     Net income (loss)                                         $   39,053             2,575         (32,134)
                                                                                =========        ==========       =========


               Earnings (loss) per common share and common
                 share equivalent:
                 Continuing operations                                         $     3.95              0.25           (4.42)
                 Discontinued operations                                                -                 -            1.33
                 Extraordinary item                                                     -                 -           (0.23)
                                                                               ----------       -----------        ---------

                     Net income (loss) per common share and
                         common share equivalent                               $     3.95              0.25          (3.32)
                                                                                =========        ==========       =========


               Weighted average number of common shares outstanding and
               common share equivalents                                         9,891,631        10,132,174       9,710,048
                                                                                =========        ==========       =========

         See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

            Consolidated Statement of Stockholders' Equity (Deficit)
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                                                                          Total
                                                                        Additional                      Cumulative     Stockholders'
                                       Common Stock        Treasury      Paid-in       Accumulated     Translation        Equity
                                      Par Value $.001       Stock        Capital         Deficit        Adjustment       (Deficit)
                                      ---------------     ---------     ---------     --------------    ----------      ----------
 Balance at December 31, 1993         $   10                  -         65,104         (46,609)            -             18,505

    Net loss                               -                  -              -         (32,134)            -            (32,134)

    Shares issued                          -                  -            178               -             -                178
                                         ---            -------         ------          -------         ----             ------

 Balance at December 31, 1994             10                  -         65,282         (78,743)            -            (13,451)

    Net income                             -                  -              -           2,575             -              2,575

    Shares issued upon exercise of
      stock options                        -                  -            226               -             -                226

    Purchase of treasury stock             -             (6,813)             -               -             -             (6,813)


    Tax benefit from reduction of
      valuation allowance for
      deferred tax assets                  -                  -          1,612               -             -              1,612

    Tax benefit from exercise of
      stock options                        -                  -             72               -             -                 72
                                          ---           -------         ------         -------          ----             ------

 Balance at December 31, 1995             10             (6,813)        67,192         (76,168)            -            (15,779)

    Net income                             -                  -              -          39,053             -             39,053

    Tax benefit from reduction
      of valuation allowance for
      deferred tax assets                  -                  -         10,237               -             -             10,237

    Purchase of treasury stock             -             (3,932)             -               -             -             (3,932)

    Restricted stock                       -                  -          3,300               -             -              3,300

    Shares issued upon exercise
      of stock options                     -                  -          1,071               -             -              1,071

    Reserved shares                        -                  -           (706)              -             -               (706)

    Tax benefit from exercise of
      stock options                        -                  -            402               -             -                402

    Foreign translation adjustment         -                  -              -               -          (244)              (244)
                                         ---            -------         ------          -------         ----             ------
 Balance at December 31, 1996            $10            (10,745)        81,496          (37,115)        (244)            33,402
                                         ===            =======         ======          =======         ====             ======





          See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)



                                                                          1996                1995            1994
                                                                       ----------         ----------      -----------

Cash flows from operating activities:
    Net income (loss)                                                   $ 39,053              2,575         (32,134)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                    16,831             46,930          82,787
         Deferred tax expense                                             10,016             12,661          (1,626)
         Divestiture gain, net                                            (2,493)                 -               -
         Noncash charges in lieu of taxes                                      -                842           7,957
         Other noncash charges and credits                                (4,904)            (6,985)         (1,738)

     Changes in operating assets and liabilities:
         Receivables                                                      11,749             (8,836)         (4,017)
         Inventories                                                      (2,899)              (461)         (4,800)
         Payables and other                                               (9,601)            (5,519)          2,901
         Other long-term liabilities                                      (2,329)            (3,463)         (3,116)
         Discontinued operations                                               -                  -         (11,909)
                                                                        --------           --------         -------
               Net cash provided by operating activities                  55,423             37,744          34,305
                                                                        --------           --------         -------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired                       (37,726)                 -               -
  Proceeds from divestitures                                              21,818                  -          50,788
  Capital expenditures                                                   (22,579)           (22,159)        (19,163)
  Other investing activities                                               8,704              7,481           4,670
                                                                        --------           --------         -------
               Net cash provided by (used in) investing activities       (29,783)           (14,678)         36,295
                                                                        --------           --------         -------

Cash flows from financing activities:
  Retirement of long-term debt                                           (26,330)           (12,926)       (335,309)
  Proceeds from debt borrowings                                            -                    600         226,500
  Purchase of treasury stock                                              (3,932)            (6,813)          -
  Payment of prepetition liabilities                                      (2,862)            (2,949)         (2,963)
  Proceeds from sale of stock                                              1,071                226             178
  Debt financing costs                                                         -                  -          (4,054)
                                                                        --------           --------         -------

               Net cash used in financing activities                     (32,053)           (21,862)       (115,648)
                                                                        --------           --------         -------

               Net increase (decrease) in cash and cash equivalents       (6,413)             1,204         (45,048)

Cash and cash equivalents at beginning of period                           9,894              8,690          53,738
                                                                        --------           --------         -------
Cash and cash equivalents at end of period                              $  3,481              9,894           8,690
                                                                        ========           ========        ========

Supplemental information - cash paid for:
  Interest, net of capitalized amount                                   $ 17,820             18,199          42,494
                                                                        ========            =======         =======
  Income taxes                                                          $  2,081              2,407           1,899
                                                                        ========            =======         =======


See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1)    Summary of Significant Accounting Policies

       (a)   Principles of Consolidation

             The consolidated financial statements include the financial statements of Insilco Corporation (the "Company") and its wholly owned subsidiaries. The Company's 50% owned subsidiary is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

       (b)   "Fresh Start" Accounting

             On March 31, 1993, the Company adopted the "fresh start" accounting principles prescribed by the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"), issued by the American Institute of Certified Public Accountants. The "fresh start" accounting principles required the Company to value its assets and liabilities at fair values and eliminate its accumulated deficit.

             "Fresh start" accounting was required because on April 1, 1993 the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 cases") pursuant to a plan of reorganization (the "Plan of Reorganization"). For financial reporting purposes, the effective date of the Plan of Reorganization was March 31, 1993 (the "Plan Effective Date"). For periods prior to the Plan Effective Date, the Company sometimes is referred to herein as the "Predecessor". The Chapter 11 cases were commenced on January 13, 1991 (the "Petition Date").

       (c)   Cash Equivalents

             All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

       (d)   Trade receivables

             Trade receivables are presented net of allowances for doubtful accounts and sales returns of $4,978,000 and $11,303,000 at December 31, 1996 and 1995, respectively.

       (e)   Inventories

             Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out cost method.

       (f)   Property, Plant and Equipment

             Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the assets' estimated useful lives, which range from three to 25 years.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (g)   Reorganization Goodwill

             Reorganization Goodwill, consisted of the excess of the Company's reorganization value over the aggregate fair value of its tangible and identified intangible assets at the Plan Effective Date and was amortized over a three year period. Reorganization Goodwill was fully amortized at December 31, 1995.

       (h)   Other Assets

             Included in other assets are debt issuance costs, net of accumulated amortization, of $1,666,000 and $3,042,000 at December 31, 1996 and 1995, respectively. The costs are being amortized using the effective interest method over the life of the related debt.

       (i)   Goodwill

             Goodwill represents the excess of the purchase price of acquisitions over the fair values of net assets acquired and is generally being amortized on a straight-line basis over periods from 30 to 40 years. The recovery of the carrying value of Goodwill is periodically evaluated in relation to the operating performance and future undiscounted net cash flows of the related businesses acquired.

       (j)   Interest Rate Hedges

             The Company uses interest rate hedges to limit its exposure to the interest rate risk associated with its floating rate long-term bank debt. Unamortized premiums related to purchased interest rate caps are included in other assets in the balance sheet and are amortized using the interest method over the life of the related agreements. Amounts received under cap agreements and net amounts received (or paid) under swap agreements are recorded as a reduction (addition) to interest expense.

       (k)   Post-retirement Benefit Costs

             The estimated cost of providing post-retirement benefit costs, principally health care, to participating employees (less than 6% of total employees) is accrued during the years the employee renders the necessary service.

       (l)   Environmental Remediation and Compliance

             Environmental remediation and compliance expenditures are expensed or capitalized, in accordance with generally accepted accounting principles. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

             In 1996, the Company adopted Statement of Position ("SOP") 96-1 Environmental Remediation Liabilities, which had no material impact on the Company's results of operations or financial position. SOP 96-1 provides guidance on the accounting for environmental remediation liabilities that relate to contamination from the past.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (m)   Fair Value of Financial Instruments

             Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of those instruments. The fair values of the Company's debt and other financial instruments are disclosed in Note 8.

       (n)   Income Taxes

             Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for all temporary differences between the financial reporting and tax basis of assets and liabilities based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

       (o)   Advertising and Research and Development Costs

             The Company expenses advertising and research and development costs as they are incurred.

       (p)   Earnings Per Share

             Earnings per share for the years ended December 31, 1996, 1995 and 1994, were determined using the weighted average of the shares issued and reserved for issuance (see Note 12). When dilutive, stock options were included as share equivalents using the treasury stock method. The weighted average number of common shares and common share equivalents used for calculation of the primary earnings per share as of December 31, 1996, 1995 and 1994 were 9,891,631, 10,132,174 and 9,710,048, respectively.

             In 1996, fully diluted net income per share based upon 9,955,079 common shares and common share equivalents was $3.92 per share. In 1995, fully diluted net income per share based upon 10,150,692 common shares and common share equivalents was $0.25 per share. In 1994, stock options were anti-dilutive.

             In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, Earnings Per Share, which simplifies the method for calculating earnings per share. As defined in SFAS No. 128 "basic earnings per share" is determined using only the weighted average of the shares issued and reserved for issuance, while "diluted earnings per share" includes stock options (when dilutive) as share equivalents using the treasury stock method. If SFAS No. 128 had been adopted as of December 31, 1996, basic earnings per share for 1996 would have been $4.10 per share and diluted earnings per share would have been $3.95 per share.

       (q)   Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates and assumptions, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (r)   Impairment of Long-Lived Assets

             On December 31, 1995, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of which had no material impact on the Company's results of operations or financial position in 1995 or 1996. SFAS No. 121 provides guidance for the recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for assets to be held and used and assets to be disposed of.

       (s)   Accounting for Stock-Based Compensation

             Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (t)   Reclassifications

             Certain 1995 and 1994 amounts have been reclassified to conform with 1996 presentation.

(3)    Divestitures and Subsequent Event

       The Office Products business of the Company's Office Products/Specialty Publishing Group was divested in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business and electronic file organizer business for proceeds aggregating $21,818,000 which were used to reduce the outstanding amounts on the Company's bank loans.

       On March 5, 1997 the remainder of the Office Products business was sold for $117,000,000 in cash. The Company expects to largely offset the cash taxes resulting from the sale by utilizing its usable tax loss carryforwards. The Company is considering various alternatives for the use of the proceeds including a possible one time distribution of the proceeds to shareholders or a repurchase of shares.

(4)    Acquisitions

       In 1996, the Company acquired Great Lake, Inc., ("Great Lake") which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. ("Lingemann") for approximately $37,726,000 including transaction fees and expenses. The Lingemann transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International,

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Inc. This cash transaction was financed principally from borrowings under the Company's Bank Credit Agreement (See Note 7).

       These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the period subsequent to their acquisition dates. (See
       Note 20 for pro forma results.) The fair value of the assets acquired totaled $47,478,000 and the liabilities assumed totaled $9,752,000.

(5)    Discontinued Operations

       On August 1, 1994, the Company sold substantially the entire paint products segment for net proceeds of $50,788,000, resulting in a gain of $10,710,000, net of taxes totaling $8,224,000. The tax on the gain was offset by utilization of Federal and state net operating loss and capital loss carryforwards and did not result in significant cash payments. The net proceeds were utilized to reduce the Company's long-term debt.

       As a result of the sale, the paint products segment is accounted for as a discontinued operation. Revenues associated with the discontinued paint products segment for 1994 were $61,920,000.

(6)    Investment in Thermalex

       Thermalex, Inc. ("Thermalex") is a joint venture, formed in 1985 between the Company's Thermal Components Division and Mitsubishi Aluminum, Ltd., which sells aluminum extruded products to the automobile industry. The Company's equity investment in Thermalex represents a 50% ownership interest. Under the equity method of accounting, the Company's share of the net income of Thermalex is reflected as earned in "other income" in the accompanying statements of operations and any cash distributions are credited against the investment as received. The Company received $3,400,000 and $400,000 of dividend distributions from Thermalex in 1996 and 1995, respectively.

       Sales for Thermalex for the years ended December 31, 1996, 1995 and 1994 were $48,057,000, $44,839,000 and $34,510,000, respectively. Net income for the years ended December 31, 1996, 1995 and 1994 was $5,844,000, $4,670,000 and $2,723,000, respectively. Total assets were $28,629,000 and $32,631,000 at December 31, 1996 and 1995, respectively. Stockholders' equity was $17,102,000 and $18,058,000 at December 31, 1996 and 1995, respectively.

       During 1993, the Company loaned $4,200,000 to Thermalex at 7.95% with a maturity date of December 15, 1999 which was fully paid as of December 31, 1996. The unpaid balance as of December 31, 1995 of $1,000,000 was included in the Company's equity investment in Thermalex.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)    Long-term Debt

       A summary of long-term debt at December 31, 1996 and 1995 follows (in thousands):

                                                     1996              1995
                                                     ----              ----
  Bank term loan                                   $116,677          139,500
  Bank revolving credit facility                     41,300           44,600
  Miscellaneous                                       3,065            2,389
                                                   --------         --------
                                                    161,042          186,489
  Less current portion                              (24,272)         (18,642)
                                                   --------          -------
                                                   $136,770          167,847
                                                    =======          =======

       In November 1994, the Company entered into a bank credit agreement that provided up to $285,000,000 in bank loans pursuant to two credit facilities (the "Bank Credit Agreement"). The Bank Credit Agreement consists of a $130,000,000 revolving credit facility, with a $50,000,000 sublimit for issuance of letters of credit and an initial $155,000,000 term loan ($116,677,000 at December 31, 1996). The bank loans bear interest at various floating rates, at the Company's option, which approximate the one to six month LIBOR rates plus 1.25% (such LIBOR rates approximated 5.5% to 5.8% at December 31, 1996). The Company has limited its exposure to fluctuations of interest rates on a portion of debt as explained in Note 8.

       Annual commitment fees consist of 3/8% of the average daily unused commitment and 1 1/4% of the average daily outstanding letters of credit. Letters of credit aggregating $10,430,000 were outstanding at December 31, 1996. The term loan is payable in quarterly installments through March 31, 2001. Partial proceeds from asset sales must be applied to the term loan under certain circumstances. The revolving credit facility will terminate and all amounts outstanding, if any, will be due on March 31, 2001.

       Aggregate principal payments of the Company's bank term loan for the five years subsequent to December 31, 1996 are as follows: in 1997 - $23,250,000; in 1998 - $26,625,000, in 1999 - $30,125,000, in 2000 -
       $32,375,000, and in 2001 - $4,302,000.

       The Bank Credit Agreement is guaranteed on a joint and several basis by the Company's material directly and indirectly wholly owned subsidiaries (the "Guarantors") and has been secured by substantially all assets of the Guarantors. The Bank Credit Agreement contains various restrictions and conditions regarding capital expenditures, payment of dividends, asset sales, investments, sale of stock, incurrence of additional indebtedness, financial covenants and other matters. The Company was in compliance with these covenants as of December 31, 1996.

       In 1994, proceeds from the Bank Credit Agreement were utilized to prepay amounts outstanding under the Company's 10 3/8% Notes and 9 1/2% Senior Notes, both of which were due on July 1, 1997 (collectively the "Old Notes") and to replace the Company's post-reorganization secured revolving credit facility (the "Revolving Credit Facility"). As a result of the prepayment, the Company recorded an extraordinary charge of $2,156,000, net of $1,345,000 tax benefit, due to the call premium required by the Old Notes and expensing the related unamortized debt financing costs.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)    Fair Value of Financial Instruments

       The Company has determined the fair value of its debt and other financial instruments as follows:

       Term Loan and Revolver Loan

       The fair value of the bank term loan and revolving credit facility was determined to approximate the carrying value at December 31, 1996 and 1995 based upon the present value of expected cash flows considering expected maturities and using interest rates currently available to the Company for long-term borrowings with similar terms.

       Miscellaneous Debt

       The fair value of miscellaneous long-term debt is estimated to approximate the carrying amount because there have not been any significant changes in market conditions or specific circumstances since the instruments were recorded at fair value in connection with "fresh start" accounting on the Plan Effective Date.

       Interest Rate Hedges

       The fair values of the forward rate, interest rate cap and interest rate swap obligations at December 31, 1996 were less than the carrying values by $1,281,000. Quotes from counterparties were used to determine the fair values of these agreements.

       At December 31, 1996, the Company's forward rate agreements fixed the interest rate on $55,000,000 of its floating rate bank debt (from 11/29/96 to 5/30/97) to a weighted average rate of 6.97% and its swap agreement fixed the interest rate on $45,000,000 (from 5/30/95 to 5/30/98) at 8.99%. At December 31, 1996 the Company's cap agreements limit the maximum interest rate at $40,000,000 of its floating rate debt (from 5/28/95 to 5/27/97) to 8.25%.

       The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss. The Company manages exposure to counterparty credit risk by entering into such transactions with major financial institutions that are expected to perform under the terms of such agreements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)    Other Long-Term Liabilities

       A summary of other long-term liabilities at December 31 follows (in thousands):

                                                                                                  1996                  1995
                                                                                                  ----                  ----

                              Prepetition and other tax liabilities                             $13,242                 17,271
                              Post-retirement benefits, other than pensions                      21,641                 21,622
                              Environmental liabilities                                           9,208                 12,294
                              Deferred compensation and other                                     3,246                  2,425
                                                                                                 ------                 ------
                                                                                                 47,337                 53,612
                              Less current portion                                               (6,661)                (7,975)
                                                                                                 ------                 ------

                                                                                                $40,676                 45,637
                                                                                                 ======                 ======

       Prepetition and other tax liabilities

       The Company entered into an agreement with the Internal Revenue Service settling Federal income tax claims filed in the Chapter 11 cases for open taxable years through 1990. In addition to this agreement, the tax liabilities include Prepetition state tax claim settlements, negotiated payment terms on certain foreign Prepetition tax liabilities, and an estimate of the Company's obligation for curative action required by the IRS to cure certain operational defects in one of the Company's defined contribution plans.

       Post-retirement benefits, other than pensions

       The Company maintains nine post-retirement health care and life insurance benefit plans, four of which cover approximately 500 present retirees (the "Retiree Plans") and five of which cover certain retirees and current employees of four operating units (the "Open Plans"). The Company pays benefits under the plans when due and does not fund its plan obligations as they accrue.

       During 1996 the Company amended its retiree health care plans to limit the Company's contributions and to adopt a cost-sharing method based upon a retiree's years of service. As a result, the accumulated postretirement benefit obligation (APBO) for these retiree health care plans was reduced by approximately $3.4 million.

       The Company's accrued post-retirement benefit cost is attributable to the Retiree Plans and one of the Open Plans, in which approximately 100 retirees and 300 current employees were participants. It has been assumed that plan participant contributions, if any, under these five plans will increase as a result of increases in medical costs. The other Open Plans have been, and are assumed will continue to be, fully self-funded by their participants.

       Periodic post-retirement benefits costs under the plans consist of service costs representing the cost of benefits earned by participating employees in one of the Open Plans and interest costs attributable to the Company's accrued obligations.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The components of net periodic post-retirement benefit cost follow (in thousands):


                                                 1996       1995         1994
                                                 ----       ----         ----
 Service Cost                                 $   492        503          657
 Interest Cost                                  1,154      1,401        1,485

 Amortization of prior service costs             (365)      (145)          -
                                                ------     -----      -------

                                               $1,281      1,759        2,142
                                                =====      =====        =====

       The plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                       1996              1995
                                                       ----              ----
   Accumulated post-retirement
   benefit obligations for retirees                  $ 7,828            11,263
   Other fully eligible plan participants              2,302             2,719
   Other active plan participants                      4,440             5,224
                                                     -------           -------
     Total APBO                                       14,570            19,206
   Prior service cost                                  4,777             2,396
   Unrecognized net gain                               2,765                20
                                                     -------          --------
     Accrued post-retirement benefit costs           $22,112            21,622
                                                     =======            ======

       At December 31, 1996 and 1995, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.75% and 7.25%, respectively. The recorded health care cost trend rate assumed in measuring the accumulated post-retirement benefit obligation was 8% in 1997, declining to an ultimate rate of 5% in 2010 and thereafter. If these trend rate assumptions were increased by 1%, the accumulated post-retirement benefit obligation would increase by approximately 14% ($2,045,000). The effect of this change on the sum of service cost and interest cost components of the net periodic post-retirement benefit cost for the year ending December 31, 1996 would be an increase of approximately 14% ($236,000).

       Environmental liabilities

       The Company's operations are subject to extensive Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company has a program for monitoring its compliance with applicable environmental regulations, the interpretation of which often is subjective. This program includes, but is not limited to, regular reviews of the Company operations' obligations to comply with environmental laws and regulations in order to determine the adequacy of the recorded liability for remediation activities.

       As a result of the Chapter 11 cases, a significant amount of uncertainty has been removed concerning the Company's liability for remediation activities relating to acts or omissions of the Company prior to the Petition Date at previously owned sites and independent waste management facilities. Claims filed in the Chapter 11 cases and other known environmental obligations that relate to locations owned by the Company subsequent to the Petition Date or upon which the Company currently conducts operations will be paid in cash as the environmental remediation activities are incurred. The environmental liabilities included in other long-term obligations represent the estimate

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the potential exposure and accrued liability to be approximately $9,208,000 relating to these environmental matters at December 31, 1996. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon in-house engineering expertise and the professional services of outside consulting and engineering firms. In addition, as a result of the Chapter 11 cases, a significant portion of the claims filed in the Bankruptcy Court were allowed as general unsecured claims to be discharged consistent with the Plan of Reorganization. Remaining claims related to environmental remediation obligations that are expected to be settled for stock are included in the Company's issued shares (see Note 12 for description of the reserved shares) and as such are not included in other long-term liabilities. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the financial statements in the near term.

(10)   Pension

       Pension Plans

       The Company has defined benefit pension plans covering certain of its employees. The benefits under these plans are based primarily on employees' years of service and compensation near retirement. The Company's funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of equity investments, government obligations and corporate debt securities. The Company also contributes to various multi-employer plans sponsored by bargaining units for its union employees.

       In the fourth quarter of 1995, the Company adopted a lump sum settlement feature for retirees and certain vested plan participants which resulted in the settlement of more than $42,000,000 in pension obligations. The Company recorded a gain on the settlement of $4,300,000 in the fourth quarter of 1995.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                1996                        1995
                                     -------------------------    -------------------------
                                       Assets      Accumulated      Assets      Accumulated
                                       Exceed       Benefits        Exceed       Benefits
                                     Accumulated     Exceed       Accumulated     Exceed
                                       Benefits      Assets        Benefits       Assets
                                     -----------   -----------    -----------   -----------
Plan assets at fair value              $ 81,025       11,467         83,113        10,042
                                       --------      -------        -------       -------
Actuarial present value of benefit
  obligations:

                 Vested benefits         62,230       14,078         76,224        13,150
                 Nonvested benefits         906          606          1,022           330
                                       --------      -------       --------       -------
Accumulated obligation                   63,136       14,684         77,246        13,480
Benefits attributable to future
  compensation increases                  2,504          549          4,536           283
                                       --------      -------        -------       -------
Projected benefit obligations            65,640       15,233         81,782        13,763
                                       --------      -------        -------       -------

Plan assets less projected
  benefit obligation                     15,385       (3,766)         1,331        (3,721)
Unrecognized gains                      (17,227)        (550)        (4,772)       (1,446)
Unrecognized prior service costs         (1,260)       1,736            203         1,893
                                       --------      -------        -------       -------
                 Pension liability     $ (3,102)      (2,580)        (3,238)       (3,274)
                                       ========      =======        =======       =======


      The components of pension cost follow (in thousands):

                                    1996          1995            1994
                                    ----          ----            ----
 Service cost                      $ 2,381        1,848           2,729
 Interest cost                       6,066       10,297           9,844
 Actual return on assets            (9,099)     (27,531)         (1,228)
 Net amortization and deferral       2,183       17,375          (9,088)
                                    ------       ------          ------
         Net pension cost          $ 1,531        1,989           2,257
                                   =======       ======          ======

         In addition, the Company recognized pension costs of $880,000 in 1996, $580,000 in 1995 and $565,000 in 1994, related to contributions to multi-employer plans.

         The assumptions used in accounting for the pension plans as of December 31 follow:


                                                    1996        1995
                                                    ----        ----
 Discount rates                                      7.75%       7.25%
 Rates of increase in compensation levels            4.5%        4.5%
 Expected long-term rate of return on assets         9.0%        9.0%

      In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan covering substantially all non-union employees of the Company and its

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      subsidiaries. The Company matches 50% of a participant's voluntary contributions up to a maximum of 3% of a participant's compensation. The Company's contribution expense was approximately $738,000 in 1996, $666,000 in 1995 and $717,000 in 1994.

(11)  Income Tax Expense

      The Company's actual income tax obligations during 1996, 1995 and 1994 were substantially less than the total amount of income taxes recognized because previously generated net operating losses and other net deferred tax assets were utilized to reduce the tax obligations ("noncash components" of income tax expense). The components of total income taxes and a reconciliation of total income taxes to the actual income tax obligations follow:


                                                                                            1996         1995           1994
                                                                                            ----         ----           ----
                                 Total income taxes:
                                    Continuing operations                                  $ 12,810       16,199         8,585
                                    Discontinued operations                                       -            -         8,224
                                    Extraordinary items                                           -            -        (1,345)
                                    Stockholders' equity                                       (402)         (72)            -
                                                                                         ----------    ---------       -------

                                           Total income taxes                                12,408       16,127        15,464

                                  Noncash allocations:
                                    Deferred income taxes                                   (10,016)     (12,661)        1,626
                                    Charges in lieu of taxes:
                                      Continuing operations                                       -         (842)       (7,957)
                                      Discontinued operations                                     -            -        (8,224)
                                      Extraordinary item                                          -            -         1,345
                                                                                         ----------    ---------       -------

                                           Actual income tax obligations                  $   2,392        2,624         2,254
                                                                                          =========     ========       =======

      Deferred tax assets previously recognized on the balance sheet are presented as a component of deferred income tax expense from continuing operations when realized. In accordance with the Reorganization SOP, pre-reorganization deferred tax assets not previously recognized on the balance sheet are recorded as a reduction to Reorganization Goodwill (until reduced to zero and then as an addition to paid in-capital) when realized and are presented as "charges in lieu of taxes."

      Pretax income (loss) from continuing operations by domestic and foreign source follows (in thousands):


                                                                                             1996         1995           1994
                                                                                             ----         ----           ----
                                 Domestic                                                   $39,865        4,818       (44,832)
                                 Foreign                                                     11,998       13,956        10,525
                                                                                            -------       ------       -------
                                                                                            $51,863       18,774       (34,307)
                                                                                            =======       ======       =======




                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Income tax expense attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income (loss) from continuing operations due to the following (in thousands):

                                                                                           1996           1995            1994
                                                                                           ----           ----            ----
                          Computed "expected" tax expense (benefit)                       $18,152           6,571      (12,007)
                          Goodwill amortization                                                22          11,260       24,226
                          State and local taxes, net of federal
                            tax benefit                                                     1,467           1,845        1,418
                          Foreign tax rate differential                                    (2,076)         (1,445)      (2,976)

                          Change in deferred tax asset valuation
                            allowance                                                        (426)           (367)      (1,626)
                          Equity in earnings of affiliates not
                            subject to taxation because of
                            dividends-received deduction
                            for tax purposes                                                 (818)           (654)        (374)
                          Benefit of capital loss carryforward                             (2,781)              -            -
                          Other, net                                                         (730)         (1,011)         (76)
                                                                                          -------          ------        -----
                            Income tax expense                                            $12,810          16,199        8,585
                                                                                          =======          ======        =====


      The components of income tax expense from continuing operations follow (in thousands):

                                                                                            1996             1995          1994
                                                                                            ----             ----          ----
                         Current:
                           Federal                                                        $   542             758          342
                           State, local and foreign                                         2,252           1,938        1,912
                                                                                          -------         -------       ------

                                                                                            2,794           2,696        2,254
                                                                                          -------         -------       ------

                         Deferred:
                           Federal                                                          8,336          12,370        5,787
                           State, local and foreign                                         1,680           1,133          544
                                                                                          -------         -------       ------
                                                                                           10,016          13,503        6,331
                                                                                          -------          ------        -----
                               Total                                                      $12,810          16,199        8,585
                                                                                          =======          ======       ======



                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      The components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):

                                                                           1996           1995         1994
                                                                           ----           ----         ----
      Deferred tax expense (benefit) exclusive
        of other components                                                $10,442         13,028           -
      Charges in lieu of taxes                                               -                842       7,957
      Changes in the valuation allowance for
        deferred tax assets allocated to
        income tax expense                                                    (426)          (367)     (1,626)
                                                                          --------       --------     -------
                                                                           $10,016         13,503       6,331
                                                                           =======        =======     =======


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                                          1996                   1995
                                                                          ----                   ----
      Deferred tax assets:
          Net operating loss carryforwards                               $ 38,783               37,491
          Accrued liabilities, primarily due to accrual for
           financial reporting purposes                                    20,346               25,682
          Pension and other post retirement benefits, primarily
           due to accrual for financial reporting purposes                 11,105               10,697
          Capital loss carryforwards                                        8,812                7,234
          Other                                                             2,537                8,808
                                                                         --------             --------
           Total gross deferred tax assets                                 81,583               89,912
                Less valuation allowance                                  (34,116)             (44,952)
                                                                          -------              -------
                                                                           47,467               44,960
                                                                          -------              -------

      Deferred tax liabilities:
         Plant and equipment, principally due to differences
           in depreciation                                                 (9,199)              (7,412)
         Other                                                               (867)                (667)
                                                                         --------             --------
           Total gross deferred tax liabilities                           (10,066)              (8,079)
                                                                          -------              -------
                     Net deferred tax asset                           $    37,401               36,881
                                                                          =======              =======




                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      The net reduction in the valuation allowance for deferred tax assets for the years ended December 31, 1996 and 1995 was $10,836,000 and $7,623,000, respectively, which primarily resulted from the recognition of additional deferred tax assets and the expiration of capital loss carryforwards. During the fourth quarters of 1996 and 1995, deferred tax assets of $10,663,000 and $9,180,000, respectively, were recognized because it was concluded that it was more likely than not that additional deferred tax assets would be realized in future years. Accordingly, the recognition of a pre-reorganization deferred tax asset of $7,201,000 in 1995 was recorded as a reduction to Reorganization Goodwill, $10,237,000 and $1,612,000, in 1996 and 1995 respectively, was recorded as an increase to additional paid-in capital and $426,000 and $367,000 was recorded as a component of deferred income tax benefit from continuing operations in 1996 and 1995, respectively. Recognition, if any, of tax benefits subsequent to December 31, 1996 relating to unrecognized deferred tax assets are expected to be allocated as follows (in thousands):

                            Income tax benefit that would be reported in
                              the consolidated statements of operations                                             $   11,314

                            Additional paid-in capital                                                                  22,802
                                                                                                                        ------

                                                                                                                     $  34,116
                                                                                                                        ======

      The reduction in the 1995 deferred tax asset valuation allowance described above followed evaluation of actual 1994 and 1995 taxable income and projections of future taxable income. The reduction of the 1996 deferred tax asset valuation allowance described above followed the decision to pursue the sale of the Rolodex business unit (completed in March 1997) as well as projections of future taxable income. In order to fully realize the net deferred tax assets recognized, the Company will need to generate future taxable income of approximately $193 million prior to the year 2000. Combined cumulative taxable income, before utilization of net operating loss carryforwards, for the past three years approximated $28 million. Based upon an evaluation of historical and projected future taxable income, the Company believes it is more likely than not that it will generate sufficient future taxable income to realize its net deferred tax asset of $37,401,000 at December 31, 1996. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income through the year 1999 are reduced.

      At December 31, 1996, the Company had Federal net operating loss carryforwards of approximately $88,222,000 which can be used to offset taxable income, which begin to expire in 2005. The Company's ability to utilize its pre-reorganization operating loss carryforwards is generally subject to the annual limitation of approximately $9,200,000. In addition to the annual limitation, operating loss carry forwards may be utilized for built in gains. Net operating losses not subject to the annual limitation (before consideration of built in gains) approximated $35,888,000 at December 31, 1996. The Company also has capital loss carryforwards of approximately $25,177,000 at December 31, 1996 which will begin to expire in 1998.

      The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The consolidated Federal income tax returns for 1991, 1992 and 1993 are presently being examined by the Internal Revenue Service. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)  Stockholders' Equity (Deficit)

      The Company's authorized capital stock consists of 15,000,000 shares of common stock. Each share entitles its holder to one vote on matters submitted to stockholders. At December 31, the shares of common stock consisted of the following:

                                                                                                      1996            1995
                                                                                                      ----            ----
                                         Issued shares                                              9,647,237        9,574,646
                                         Issuable shares                                               42,986           55,910
                                         Reserved shares                                              120,571          222,195
                                                                                                   ----------       ----------
                                                                                                    9,810,794        9,852,751
                                                                                                    =========        =========

      The issuable shares are those available for settled claims pending the return of required information by the claim holders to the Company. The reserved shares are those available to satisfy certain disputed Prepetition claims to be resolved in the Bankruptcy Court. During 1996, 101,624 reserved shares were eliminated because it was determined that prepetition claims would be settled for amounts less than previously estimated. To the extent that the remaining disputed claims are resolved for more or less than the reserved amount, the impact may be more or less dilutive to the Company's stockholders.

      Water Street Corporate Recovery Fund I, L.P., an investment partnership of which Goldman, Sachs & Co. ("Goldman Sachs") is the general partner, is the Company's principal stockholder, owning approximately 62% Company's outstanding shares of common stock.

      Under the Company's 1993 Long-Term Incentive Plan and 1993 Nonemployee Director Stock Incentive Plan, which became effective as of April 1, 1993, 1,860,000 shares of common stock have been reserved for issuance to eligible employees and nonemployee directors. As of December 31, 1996, the reserve has been reduced by awards for 183,336 shares and 1,179,549 granted options.

      Of the shares awarded, 10,000 were purchased in 1994 for $17.75 per share and 33,333 in 1993 for $15 per share, and the restrictions on the transferability of these shares will lapse in all events no later than three years after the award. Restrictions on the other 140,003 shares awarded, for which a nominal amount was paid, generally lapsed during 1995 and 1994 as the market value of the Company's stock attained targeted levels.

      The Company repurchased 97,500 shares of its common stock during 1996 at prices ranging from $30.60 to $36.125 under the $15,000,000 stock buyback program approved by the Company's Board of Directors on July 26, 1995. During the last half of 1995 the Company had repurchased 197,500 shares of its common stock at prices ranging from $32.375 to $36.875 under the stock buyback program.

(13)  Stock Option Plan

      Under the Company's 1993 Long-term Incentive Plan, 560,000 share grants in 1993 become exercisable in 20% annual increments and such options expire 5 years after the grant date. All other options become exercisable in 33 1/3% annual increments and expire 10 years after the grant date. Options not exercised by their expiration date expire on that date. The options were considered

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      common stock equivalents for earnings per share purposes for 1996 and 1995, but the stock options were not included in the earnings per share calculation in 1994 because they were anti-dilutive.

      The per share weighted-average fair value of stock options granted during 1996 and 1995 was $19.20 and $18.58 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.27%, and an expected life of 7 years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.31%, and an expected life of 7 years.

      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income, and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                            1996            1995
                                                                                            ----            ----

                                   Net income                          As reported        $39,053            2,575
                                                                         Pro forma         38,748            2,562


                                   Earnings per share                  As reported           3.95             0.25
                                                                         Pro forma           3.92             0.25


      Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to January 1, 1995 is not considered.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      A summary of the options granted follows:

                                                                                                                    Number of
                                                                                                                     Shares
                                                                                                                   ----------
           Options outstanding December 31, 1993                                                                     844,500
             Granted at $16.50 - $26.50 per share                                                                    109,800
             Granted at $30.00 per share                                                                             156,300
             Forfeited at $15.00 - $30.00 per share                                                                  (16,333)
             Exercised at $23.63 - $23.75 per share                                                                   (2,099)
                                                                                                                 -----------
           Options outstanding December 31, 1994                                                                   1,092,168
             Granted at $30.00 - $38.50 per share                                                                     12,850
             Forfeited at $15.00 - $30.00 per share                                                                  (28,369)
             Exercised at $15.00 - $17.25 per share                                                                  (12,646)
                                                                                                                  ----------
           Options outstanding December 31, 1995                                                                   1,064,003
             Granted at $31.13 - $35.56 per share                                                                    102,900
             Forfeited at $15.00 - $35.00 per share                                                                  (36,670)
             Exercised at $15.00 - $30.00 per share                                                                  (59,668)
                                                                                                                  ----------
           Options outstanding December 31, 1996                                                                   1,070,565
                                                                                                                  ==========

           Options exercisable at December 31:
             1994 at $15.00 - $30.00 per share                                                                      202,650
             1995 at $15.00 - $30.00 per share                                                                      471,614
             1996 at $15.00 - $38.50 per share                                                                      682,681


      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $15.00 - $38.50 and 4.38 years, respectively.

      At December 31, 1996 and 1995, the weighted-average exercise price of exercisable options was $21.45 and $20.87, respectively.

(14)  Other Income

      Other income for 1996 included a $3,125,000 pretax gain on the sale of the Rolodex electronics product line. Other income also included a favorable adjustment of $2,200,000 related to the Company's environmental liabilities following completion of a site clean-up for an amount less than previously estimated. Other income for 1995 included favorable adjustments of $3,600,000 related to the Company's environmental liabilities following a review of its liabilities from previously divested operations and $1,494,000 related to the resolutions of several legal disputes. In addition, other income included a $3,973,000 gain on the sale of idle corporate assets. Other income for 1994 included a $1,167,000 gain related to the collection of notes receivable in excess of their financial statement carrying amount.

(15)  Nonrecurring Charges

      During the three months ended June 30, 1995, the Company recorded $6,200,000 in charges relating primarily to an additional valuation allowance for customer returns and uncollectible accounts receivable at Rolodex, the Company's office supply unit, to recognize a number of open and

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      unresolved customer chargebacks, primarily originating in prior years.

(16)  Related Party Transactions

      During 1996, the Company paid Goldman Sachs $1,000,000 in transaction fees in connection with the purchase of Lingemann (see Note 4). During 1994, the Company paid Goldman Sachs a fee of $750,000 for its advisory services in connection with the sale of the paint products segment. In addition, the Company paid $6,000 and $86,000 in 1995 and 1994, respectively, as reimbursement of expenses relating to this and other advisory services. In connection with such services, the Company provides for the indemnification of Goldman Sachs against various liabilities, including liabilities under the Federal securities laws.

      As discussed in Note 7, the Company entered into a new bank credit agreement in 1994. Pearl Street L.P., an affiliate of Goldman Sachs, had an initial participating interest of $27,500,000 in the credit facilities provided to the Company. Pearl Street L.P. received $931,000 and $44,000 from the agent bank for its portion of the arrangement fee and interest, respectively, paid by the Company during 1994.

(17)  Commitments and Contingencies

      Rental expense for operating leases totaled $3,954,000, $3,436,000 and $3,184,000 for the years ended December 31, 1996, 1995 and 1994, respectively. These leases primarily relate to production facilities. Rentals received for subleases for operating leases totaled $206,000 in 1996, $136,000 in 1995 and $0 in 1994.

      Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 1996 are as follows: 1997, $3,479,000; 1998, $2,861,000; 1999, $2,027,000; 2000, $1,196,000; 2001, $706,000; and
      thereafter, $313,000. Future minimum rentals to be received under noncancelable subleases for years subsequent to December 31, 1996 are as follows: 1997: $248,000, 1998: $260,000, 1999: $260,000, 2000:
      $260,000, 2001:  $22,000 and thereafter, $0.

      The Company is implicated in various claims and legal actions arising in the ordinary course of business. In addition, certain claims filed in the Bankruptcy Court are in dispute. The Company has recorded these disputed claims at the estimated settlement amounts ultimately expected to be allowed following the Bankruptcy Court litigation. It is reasonably possible that the estimated settlement amounts could change in the near term but it is not expected that such a change would have a material effect on the financial statements in the near term. Those claims or liabilities not subject to Bankruptcy Court litigation will be addressed in the ordinary course of business and be paid in cash as expenses are incurred.

      The United States Federal Trade Commission ("FTC") is investigating the Company's acquisition of the automotive tubing business assets of Helima-Helvetion International, Inc. ("HHI") to determine if the acquisition violated federal antitrust laws. The Company has responded to various FTC requests for information concerning the relevant market and competitive conditions in that market. At this time it is not known whether the investigation will result in the issuance of a complaint, or if such complaint is issued, the relief that will be sought or obtained. The 1996

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      revenues associated with the automotive tubing business acquired from HHI were $2,019,000 million, and the tangible net assets at December 31, 1996 were $6,988,000.

      In the opinion of management, the ultimate disposition of the matters discussed above will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. At December 31, 1996, all unresolved bankruptcy settlements are included in the shares reserved to satisfy claims.

(18)  Business Segment Information

      The Company manufactures and supplies a diversity of products in three primary business segments. The segments and products are discussed below:

      (a)    Automotive Components Group

             The Automotive Components Group is made up of three operating units, Thermal Components Group ("Thermal"), Steel Parts Corporation ("Steel Parts") and Romac Metals ("Romac"). The businesses in this segment manufacture tubing and other heat transfer components and assemblies and automotive parts.

             Thermal's businesses are involved in the manufacture of welded aluminum and copper/brass tubing and heat exchangers. Thermal's heat-transfer products have a broad range of applications in motor vehicles, railroad locomotives, construction and other industrial equipment.

             Thermal uses a direct sales force and independent sales representatives to market its products to both original equipment manufacturers ("OEMs") and aftermarket customers primarily in the United States, China and Europe. In 1996, 1995 and 1994, aftermarket sales were approximately 27%, 28% and 30%, respectively, of revenues.

             On February 1, 1996, the Company acquired Great Lake, Inc. and Kar Tool Co., Inc., which serve the automotive, heavy truck and industrial manufacturing radiator replacement market. These acquisitions did not have a material effect on the Company's financial position or its liquidity.

             On July 10, 1996, the Company acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co. The transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based subsidiary Helmina-Helvetion International, Inc.

             Steel Parts is a manufacturer of close tolerance, value added stampings for the automotive industry. Its products include clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts. Substantially all of Steel Parts' sales are made to the domestic automobile industry, either directly or indirectly through other independent automotive parts suppliers. Approximately 70%, 67% and 66% of Steel Parts' sales were to one of the "Big 3" domestic automobile manufacturers in 1996, 1995 and 1994, respectively. The strong domestic automotive market resulted in Steel Parts operating at or near capacity for most of 1996, 1995 and 1994.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


             Romac manufactures stainless steel tubing used principally in marine and architectural applications.

      (b)    Technologies Group

             The Technologies Group consists of four operating units, Stewart Connector Systems, Inc. "Stewart Connector", Signal Transformer Co., Inc. ("Signal"), Stewart Stamping Corporation ("Stewart Stamping"), and Escod Industries ("Escod"), which manufacture telecommunication and electrical component products, including: specialized connector systems, power transformers, precision stampings, wireform and wire assemblies, and cable and wire assemblies.

             Stewart Connector designs and manufactures high speed data connectors primarily for the computer networking and cellular telephone markets. Stewart Connector sells its products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. Foreign sales accounted for approximately 40% of Stewart Connector's sales in 1996, 43% in 1995 and 35% in 1994. It maintains a direct sales office in Japan.

             Signal manufactures custom and off-the-shelf small power transformers used in telecommunications products, medical instrumentation, electronic security systems, entertainment equipment and industrial process controls. Signal markets its products directly, utilizing catalogs and print advertising, and indirectly through independent sales representatives. It has a customer base of over nine thousand accounts, consisting of both OEMs and aftermarket resellers.

             Stewart Stamping is a tool designer and subcontract manufacturer of high volume precision metal stamped and wire formed parts. Stewart Stamping serves a wide variety of markets, including electrical devices such as circuit breakers, electrical fuses, lighting and process controls and the electronic industries in passive components such as capacitor cans and connector contacts. Stewart Stamping sells its products, directly and indirectly through manufacturing representatives, primarily in the U.S.

             Escod is a subcontract manufacturer in a highly fragmented market for wire and cable assemblies, primarily for the digital telecommunications switch market. Telecommunications and computer OEMs account for the bulk of Escod's sales. Despite successful recent customer diversification, two telecommunications OEMs together accounted for approximately 66%, 60% and 65% of total sales revenues in 1996, 1995 and 1994, respectively. Escod's dependence on these two major customers makes its revenues and operating income sensitive to changes in demand from those customers.

      (c)    Office Products/Specialty Publishing Group

             The Office Products/Specialty Publishing Group includes two operating units: the Rolodex/Curtis operation, which manufactures and markets a variety of office products and computer accessories and is comprised of the Rolodex division, Rolodex de Puerto Rico, Inc. ("Rolodex-PR"), and Curtis Manufacturing, Inc. ("Curtis"); and Taylor Publishing Company ("Taylor"), a wholly owned subsidiary engaged in yearbook and other specialty printing and publishing. In late 1996 and early 1997, the Company sold the office products businesses. On September 3, 1996, the Company sold Curtis. On October 4, 1996, the Company sold its

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


             Rolodex electronics product line. On March 5, 1997, the Company sold the remainder of its Rolodex business.

             Taylor is engaged primarily in the contract printing of scholastic yearbooks for high schools, middle and elementary schools, colleges and universities. Its principal yearbook customers are secondary (middle and senior high) schools throughout the United States. Taylor also publishes a variety of specialty publications on a contract basis and a limited number of its own publishing titles. Through its reunion services division, Taylor also provides reunion planning and other services for alumni of schools, colleges and academies.

             Rolodex(R) products include desktop filing devices, business card files, electronic data bank organizers, manual personal organizers, telephone finding lists and paper punches. Rolodex uses its own sales force as well as independent manufacturers' representatives to market its products to office superstores, mass merchandisers and the traditional commercial office supply market on a nationwide basis.

             Sales of the electronic products line divested in October 1996 totaled $9,330,000 in 1996 for the period until the date of sale. Sales of Curtis(R) brand and Curtis by RolodexTM computer accessories totaled $12,109,000 in 1996 for the period until the date of sale. Sales for Rolodex Offices Products (exclusive of Curtis sales and sales of electronic products) were $58,600,000 in 1996.

      (d)    Allocation of Intangibles

             In accordance with the Reorganization SOP, the Company has allocated Reorganization Goodwill and resulting amortization to its identifiable segments.

      (e)    Unallocated Corporate Overhead

             Segment operating income (loss) reflects the allocation of corporate overhead. Unallocated corporate overhead in 1994 consists of overhead associated with discontinued operations.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Operating information of each business segment, excluding divested subsidiaries, follows (in thousands):

                                                              1996               1995              1994
                                                              ----               ----              ----
Automotive Components Group
---------------------------
      Sales                                                 $209,722           180,251            173,079
      Cost of sales                                          156,481           134,673            130,183
      Selling, general and
        administrative expenses                               19,627            15,811             14,424
      Allocated corporate overhead                             2,981             1,282              2,194
      Depreciation                                             6,718             4,674              4,024
      Amortization of Reorganization Goodwill                      -             3,404              7,313
                                                            --------           -------           --------

          Segment operating income                          $ 23,915            20,407             14,941
                                                            ========           =======           ========

Technologies Group
------------------
      Sales                                                 $183,663           170,615            164,909
      Cost of sales                                          127,337           116,253            116,061
      Selling, general and
        administrative expenses                               23,190            19,750             17,736
      Allocated corporate overhead                             3,152             1,412              2,870
      Depreciation                                             5,531             5,714              5,437
      Amortization of Reorganization Goodwill                      -             7,176             15,419
                                                            --------          --------           --------

          Segment operating income                          $ 24,453            20,310              7,386
                                                            ========          ========          =========

Office Products/Specialty Publishing
------------------------------------
  Group
  -----
     Sales                                                  $179,089           210,337            205,642
     Cost of sales                                           106,075           134,794            126,598
     Selling, general and
       administrative expenses                                54,450            57,577             55,700
     Nonrecurring charges                                         -              6,200                 -
        Allocated corporate overhead                           3,487             1,904              3,599
        Depreciation                                           4,260             4,310              4,073
        Amortization of Reorganization Goodwill                   -             21,592             46,485
                                                           ---------          --------           --------

            Segment operating income (loss)                 $ 10,817           (16,040)           (30,813)
                                                            ========          ========          =========





                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             A reconciliation of segment operating income (loss) to consolidated operating income (loss) follows (in thousands):


                                                                       1996                   1995               1994
                                                                       ----                   ----               ----

               Total segment operating income (loss)                  $59,185               24,677             (8,486)
               Unallocated corporate overhead                               -                    -             (1,177)

               Corporate depreciation                                     (84)                 (60)               (36)
                                                                      -------              -------            -------
                Consolidated operating income (loss)                  $59,101               24,617             (9,699)
                                                                      =======               ======             ======



             A summary of identifiable assets of each business segment at December 31 follows (in thousands):


                                                                                  1996                 1995
                                                                                  ----                 ----

              Automotive Components Group                                      $144,573               97,269
              Technologies Group                                                 83,397               98,352
              Office Products/Specialty Publishing Group                         67,822               78,399
              Corporate                                                          56,208               66,109
                                                                               --------              -------
                                                                               $352,000              340,129
                                                                               ========              =======

             Corporate assets include cash, deferred taxes and other assets. A summary of capital expenditures of each business segment follows (in thousands):


                                                                1996                  1995                1994
                                                                ----                  ----                ----
               Automotive Components Group                     $ 7,447                10,244              8,099
               Technologies Group                                9,597                 7,044              4,770
               Office Products/Specialty Publishing
               Group                                             5,446                 4,745              6,105
               Corporate                                            89                   126                189
               Discontinued operations                               -                     -                450
                                                               -------                ------             ------
                                                               $22,579                22,159             19,613
                                                               =======                ======             ======



             In 1996, export sales were $71,571,000 or 12% of total sales. Export sales in 1996 to Europe, Asia, Canada and Mexico were $29,858,000, $17,133,000, $8,340,000 and $6,813,000, respectively.
             All other export sales totaled $9,427,000. In 1995, export sales were $59,669,000 or 11% of total sales. Export sales in 1995 to Europe, Asia, Canada and Mexico were $19,777,000, $18,493,000, $8,892,000 and $5,280,000, respectively. All other export sales in 1995 totaled $7,227,000. In 1994, export sales were less than 10% of total sales. The Company's transactions are primarily in U.S. dollars.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(19)  Quarterly Financial Information (unaudited)

      A summary of the quarterly financial information follows (in thousands):

                 1996
                 ----

                                      Dec 31(1)         Sept 30(2)          June 30         March 31
                                      ------            -------             -------         --------

      Sales                          $129,084          142,893             178,048          122,449
      Gross Profit                     36,230           41,038              55,621           34,882
      Net income                       12,620            8,482              11,805            6,146


      Per Share:
          Net income                $    1.27             0.86                1.20             0.61




                 1995
                 ----

                                       Dec 31(3)          Sept 30          June 30(4)          March 31
                                      ------             -------          -------             --------

      Sales                          $134,987          137,620            167,221           121,375
      Gross Profit                     39,243           41,621             55,756            37,913

      Net income                          748           (1,564)             3,321                70

      Per Share:
          Net income                 $   0.07            (0.15)              0.33              0.01

      (1) Includes the following: a) Pretax gain of $3,125,000 on the sale of Rolodex electronics product line (See Note 3), b) recognition of a tax benefit of $3,207,000 primarily related to a capital loss carryforward.

      (2) Includes a $2,200,000 favorable adjustment to the Company's environmental liabilities.

      (3) Includes the following: a) Pretax gain of $4,300,000 related to a change in the Company's pension plan (See Note 10), b) gain of $2,300,000 from the sale of idle corporate assets, c) charges totaling $3,900,000 for Rolodex/Curtis primarily for customer chargebacks and sales returns.

      (4)  Includes the following: a) nonrecurring charges of $6,200,000 (See
           Note 15), b) $3,600,000 favorable adjustment to the Company's environmental liabilities, c) $1,494,000 of favorable adjustments related to the resolution of several legal disputes (see Note 14).

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(20)  Pro Forma Results of Operations

      The following pro forma financial information presents consolidated sales and results of operations as if the divestitures of Curtis, Rolodex electronics product line and the Rolodex business unit (see Note 3) had occurred as of the beginning of the periods presented. The pro forma effect of the acquisition of the automotive aluminum tube business of Lingemann (see Note 4) is included as if the acquisition occurred at the beginning of the year ended December 31, 1996. The effect of the acquisition for year ended December 31, 1995, is not included because operating information is not available for that period. The pro forma results of operations are as follows (in thousands, except per share data):

                                                                       1996            1995
                                                                       ----            ----

                               Sales                                 $507,140        455,379
                               Net income                              32,456          4,685

                               Net income per common share
                                and share equivalent                    3.28           0.46




                               INSILCO CORPORATION

                                    FORM 10-K

                                    EXHIBITS

                              Exhibit Index                                          Page

*2(a)       -       Amended and Restated Plan of Reorganization Jointly Proposed
                    by the Debtors and the Official Joint Committee of Unsecured
                    Creditors dated November 23, 1992 (Form T-3, Exhibit T3E-3,
                    File No. 22-23356).

*2(b)       -       Order Confirming Plan of Reorganization and Approving
                    Settlements Pursuant to Bankruptcy Rule 9019 dated November
                    24, 1992 (Form T-3, Exhibit T3E-4, File No. 22-23356).

*2(c)       -       Order on Motion for Order in Aid of Implementation of Plan
                    dated March 23, 1993 (Form T-3, Exhibit T3E-5, File No.
                    22-23356).

*2(d)       -       Order on Debtors' Supplemental Motion for Order in Aid of
                    Implementation of Plan dated March 23, 1993 (Form T-3,
                    Exhibit T3E-6, File No. 22-23356).

*2(e)       -       Notice of (1) Order Confirming Plan of Reorganization, (2)
                    Effective Date and (3) Administrative Claims Bar Date dated
                    April 1, 1993 (Form 10, Exhibit 2(e), File No. 0-22098).

*2(f)       -       Order on Motion for Order in Aid of Implementation of Plan
                    dated September 14, 1993 (Form 10/A, Amendment No. 2 to Form
                    10, Exhibit 2(f), File No. 0-22098).

*2(g)       -       Share Purchase Agreement, dated as of June 28, 1996,
                    between the Company's subsidiary, GUVAB Gesellschaft fur
                    Unternehmensbeteililgungen und Vermogensverwaltung im
                    aluminiumverarbeitenden Bereich mbH ("GUVAB"), and Lingemann
                    (Form 8-K dated July 10, 1996, File No. 0-22098).**

*2(h)       -       Asset Purchase Agreement, dated as of July 1, 1996, among
                    the Company's subsidiary, HHI Acquisition Corp., Lingemann, and Helima-Helvetion International, Inc (Form 8-K dated July
                    10, 1996, File No. 0-22098).**

*2(i)       -       Stock Purchase Agreement, dated as of September 3, 1996,
                    between the Company's subsidiary and Esselte Corporation
                    (Form 8-K dated September 6, 1996, File No. 0-22098).**

*2(j)       -       Asset Purchase Agreement, dated as of October 4, 1996,
                    between the Company and Franklin Electronic Publishers, Inc.
                    and List of Omitted Schedules (Form 8-K dated October 4,
                    1996, File No. 0-22098).**

*2(k)       -       Asset Purchase Agreement, dated as of February 12, 1997,
                    between the Company and Newell Co. (Form 8-K dated March 5,
                    1997, File No. 0-22098).**

*3(a)       -       Amended and Restated Certificate of Incorporation of the
                    Company (Form 10, Exhibit 3(a), File No. 0-22098).

*3(b)       -       Amended and Restated Bylaws of the Company (Form 10,
                    Exhibit 3(b), File No. 0-22098).

                              Exhibit Index                                          Page

*4(a)       -       Settlement Agreement and Stipulated Order by and between
                    the Company, certain subsidiaries of the Registrant, The
                    Valspar Corporation and the United States of America by
                    order of the United States District Court for the Western
                    District of Texas, San Antonio Division, dated January 19,
                    1993 (Form 10, Exhibit 4(h), File No. 0-22098).

*4(b)       -       Stipulation regarding Settlement Agreement and Stipulated
                    Order amending Exhibit 4(h) (Form 10, Exhibit 4(i), File No.
                    0-22098).

*4(c)       -       Credit Agreement, dated as of October 21, 1994, among the
                    Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties
                    thereto as Issuing Banks, Citicorp USA, Inc. and Pearl
                    Street L.P., as Co-Agents, and Citicorp USA, Inc., as
                    Administrative Agent (Form S-8 Registrations Statement, as
                    amended, Exhibit 4(o), File No. 33-86938).**

*4(d)       -       First Amendment to Credit Agreement, dated as of November
                    21, 1994, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc.
                    and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc.,
                    as Administrative Agent (Form S-8 Registration Statement, as
                    amended, Exhibit 4(p), File No. 33- 86938).**

*4(e)       -       Second Amendment to Credit Agreement, dated as of March 8,
                    1995, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to
                    time parties thereto as Issuing Banks, Citicorp USA, Inc.
                    and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc.,
                    as Administrative Agent; (Form 10-K for the year ended
                    December 31, 1994, Exhibit 4(f), File No. 0-22098).**

*4(f)       -       Third Amendment to Credit Agreement, dated as of July 18,
                    1995, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to
                    time arites thereto as Issuing Banks, Citicorp USA, Inc. and
                    Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc., as
                    Administrative Agent (Form 10-Q for the quarter ended June
                    30, 1995, Exhibit 4(g), File No. 0- 22098).**

*4(g)       -       Fourth Amendment to Credit Agreement, dated as of June 21,
                    1996, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to
                    time parties thereto as Issuing Banks, Citicorp USA, Inc.
                    and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc.,
                    as Administrative Agent (Form 8-K dated July 10, 1996, File
                    No. 0-22098).**

 4(h)       -       Fifth Amendment Credit Agreement, dated as of March 3,
                    1997, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to
                    time parties thereto as Issuing Banks, Citicorp USA, Inc.
                    and Pearl Street L.P., as Co-Agents, and Citicorp USA, Inc.,
                    as Administrative Agent.

The following are management contracts and compensatory plans or arrangements in which directors or executive officers participate:

*10(a)      -       1993 the Company Long-Term Incentive Plan (Form 10, Exhibit
                    10(j), File No. 0- 22098).

                              Exhibit Index                                          Page

                  <C.
*10(b)      -       Supplemental Terms and Conditions Applicable to December
                    1993 Option Awards Under the Company 1993 Long-Term
                    Incentive Plan (Form S-8 Registrations Statement, as
                    amended, Exhibit 4(b), File No. 33-86938).

*10(c)      -       Employment Agreement dated as of May 1, 1993 between the
                    Company and Robert L. Smialek, as amended and restated (Form
                    10/A, Amendment No. 1 to Form 10, Exhibit 10(k), File No.
                    0-22098).

*10(d)      -       Restricted Stock Agreement dated as of June 26, 1994 between the Company and James D. Miller. (Form 10-K for the year
                    ended December 31, 1994, Exhibit 10(e), File No. 0-22098).

*10(e)      -       Form of Indemnification Agreement adopted by the Company
                    as of July 30, 1990, entered into between the Registrant and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Form
                    10, Exhibit 10(n), File No. 0-22098).

*10(f)      -       1993 the Company Nonemployee Director Stock Incentive Plan
                    (Form 10/A, Amendment No. 1 to Form 10, Exhibit 10(p), File
                    No. 0-22098).

 10(g)      -       Value Appreciation Agreement as of December, 1996 entered
                    into between the Registrant and the following officers:
                    David M. Aronowitz, Robert F. Heffron, Les G. Jacobs, David
                    A. Kauer, Kenneth H. Koch and Philip K. Woodlief.

 10(h)      -       Form of Income Protection Agreement adopted by the Company as of December, 1996, entered into between the Registrant
                    and the officers identified in Exhibit 10 (g) and James D.
                    Miller.

*21         -       Subsidiaries of the Registrant (Form 10-Q for the quarter
                    ended September 30, 1996, File No. 0-22098).

 23(a)      -       Consent of KPMG Peat Marwick LLP.

 24         -       Power of Attorney of officers and directors of the
                    Registrant appearing on the signature page hereof.

 99(a)      -       Schedule II - Valuation and Qualifying Accounts.

*    Incorporated by reference, as indicated.

** The Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of any omitted schedule or exhibit to Exhibits 2(g),
     (h), (i), (j) and (k) and 4(c), 4(d), 4(e), 4(f) and 4(g)