Form 10-Q
period 1997-03-31
INSILCO CORP/DE/
filed 1997-05-14
CIK 863204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 1997, 9,503,874 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



                                                                                          Page
                                                                                          ----
Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets                                      3
                   -  March 31, 1997 (unaudited)
                   -  December 31, 1996

                 Condensed Consolidated Income Statements                                   4

                   -  Three months ended March 31, 1997 (unaudited)
                   -  Three months ended March 31, 1996 (unaudited)

                 Condensed Consolidated Statement of Stockholders' Equity                   5

                   -  Three months ended March 31, 1997 (unaudited)

                 Condensed Consolidated Statements of Cash Flows                            6

                   -  Three months ended March 31, 1997 (unaudited)
                   -  Three months ended March 31, 1996 (unaudited)

                 Notes to Unaudited Condensed Consolidated Financial Statements             7

                 Independent Auditors' Review Report                                       10

         Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    11

Part II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                          14

         Signatures                                                                        15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                    (unaudited)
                                                      March 31,     December 31,
                                                         1997           1996
                                                    --------------  ------------
                    ASSETS
Current assets:
  Cash and cash equivalents                               $115,523         3,481
  Trade receivables, net                                    71,375        73,874
  Other receivables                                         10,493         8,499
  Inventories, net                                          70,500        66,385
  Deferred tax asset                                         2,710        29,859
  Prepaid expenses and other current assets                 11,853         7,010
                                                    --------------  ------------
    Total current assets                                   282,454       189,108

Property, plant and equipment, net                         109,282       114,379
Deferred tax asset                                           7,263         7,542
Investment in Thermalex                                      9,266         8,550
Goodwill, net                                               13,133        13,659
Other assets and deferred charges                           11,122        18,762
                                                    --------------  ------------
    Total assets                                          $432,520       352,000
                                                    ==============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                        $24,057        24,272
  Current portion of other long-term obligations             6,602         6,661
  Accounts payable                                          34,923        37,984
  Income taxes payable                                      15,248         3,596
  Accrued expenses and other                                70,710        68,639
                                                    --------------  ------------
    Total current liabilities                              151,540       141,152

Long-term debt, excluding current portion                  144,643       136,770
Other long-term obligations, excluding current portion      38,877        40,676
Stockholders' equity                                        97,460        33,402
                                                    --------------  ------------
    Total liabilities and stockholders' equity            $432,520       352,000
                                                    ==============  ============

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited balance sheet as of that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                                  (Unaudited)
                (In thousands, except share and per share data)


                                                  Three Months       Three Months
                                                     Ended              Ended
                                                    March 31,          March 31,
                                                      1997               1996
                                                  ------------       ------------
Sales                                               $  117,341            122,449
Cost of products sold                                   82,789             84,840
Depreciation and amortization                            4,065              3,116
Selling, general and administrative expenses            18,932             21,193
                                                  ------------       ------------
 Operating income                                       11,555             13,300
                                                  ------------       ------------
Other income (expense):
 Interest expense                                       (3,643)            (4,512)
 Interest income                                           489                297
 Gain on sale of Rolodex                                95,001                  -
 Other income, net                                         510                305
                                                  ------------       ------------
                                                        92,357             (3,910)
                                                  ------------       ------------
 Income before income taxes                            103,912              9,390

Income tax expense                                     (40,593)            (3,244)
                                                  ------------       ------------
 Net income                                         $   63,319              6,146
                                                  ============       ============
Net income per common share and common
 share equivalent                                   $     6.39               0.62
                                                  ============       ============
Weighted average number of common shares and
 common share equivalents                            9,912,314          9,954,245
                                                  ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity
                   For the Three Months Ended March 31, 1997
                                  (unaudited)
                                 (In thousands)


                              Common Stock   Additional  Retained             Cumulative       Total
                               Par Value      Paid-in    Earnings   Treasury  Translation  Stockholders'
                                 $0.001       Capital    (Deficit)   Stock    Adjustment      Equity
                              ------------   ----------  ---------  --------  -----------  -------------
Balance at December 31, 1996           $10      81,496    (37,115)   (10,745)        (244)        33,402

Net income                               -           -     63,319          -            -         63,319
Purchase of treasury stock               -           -          -     (1,204)           -         (1,204)
Shares issued upon exercise
 of stock options                        -       2,406          -          -            -          2,406
Tax benefit from exercise of
  stock options                          -       1,312          -          -            -          1,312
Foreign currency translation             -           -          -          -       (1,775)        (1,775)
                              ------------  ----------  ---------   --------  -----------  -------------
Balance at March 31, 1997              $10      85,214     26,204    (11,949)      (2,019)        97,460
                              ============  ==========  =========   ========  ===========  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                    Three Months    Three Months
                                                                        Ended          Ended
                                                                      March 31,      March 31,
                                                                         1997           1996
                                                                   -------------     -----------
Cash flows from operating activities:
 Net income                                                             $ 63,319          6,146
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                           4,065          3,116
   Deferred tax expense                                                   27,956          2,303
   Gain on sale of Rolodex                                               (95,001)             -
   Other noncash charges and credits                                        (388)           136
   Change in operating assets and liabilities:
    Receivables                                                          (10,552)         8,982
    Inventories                                                          (12,162)       (17,578)
    Payables and other                                                    18,928         (5,463)
    Other long-term liabilities                                             (377)          (880)
                                                                     -----------     ----------

     Net cash used in operating activities                                (4,212)        (3,238)
                                                                    ------------     ----------
Cash flows from investing activities:
 Proceeds from sale of Rolodex                                           112,610              -
 Acquisitions of businesses, net of cash acquired                              -         (5,129)
 Capital expenditures                                                     (4,505)        (4,099)
 Other investing activities                                                  579            109
                                                                    ------------     ----------

     Net cash provided by (used in) investing activities                 108,684         (9,119)
                                                                    ------------     ----------

Cash flows from financing activities:
 Proceeds from debt borrowings                                             8,440         15,200
 Proceeds from sale of stock                                               1,777            276
 Payment of prepetition liabilities                                       (1,708)        (1,651)
 Purchase of treasury stock                                                 (576)        (2,359)
 Retirement of long-term debt                                               (161)        (4,107)
                                                                    ------------     ----------

     Net cash provided by financing activities                             7,772          7,359
                                                                    ------------     ----------

Effect of exchange rate changes on cash                                     (202)             -
                                                                    ------------     ----------

Net increase (decrease) in cash and cash equivalents                     112,042         (4,998)

Cash and cash equivalents at beginning of period                           3,481          9,894
                                                                    ------------     ----------
Cash and cash equivalents at end of period                              $115,523          4,896
                                                                    ============     ==========
Interest paid                                                           $  3,821          4,807
                                                                    ============     ==========
Income taxes paid                                                       $    183            119
                                                                    ============     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1997

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

(2)  DIVESTITURE

     On March 5, 1997, the Company sold its Rolodex office products business for $112,610,000 which is net of transaction costs including $1,755,000 of fees payable to Goldman Sachs & Co., an affiliate of the Company's principal stockholders. The Company expects to substantially offset the cash taxes resulting from the sale by utilizing its usable tax loss carryforwards. The Company is considering various alternatives for the use of the proceeds including a possible one time distribution of the proceeds to shareholders or a repurchase of shares.

(3)  CASH & CASH EQUIVALENTS

     The Company has placed into a restricted account $110,000,000 of the proceeds from the sale of the Rolodex office products business which has been pledged as security against the Company's bank loans. Approximately $10,454,000 was invested in a money market fund with Goldman Sachs & Co. at the end of the first quarter of 1997. Cash equivalents of $99,546,000 were invested in various commercial paper at the end of the first quarter. Under an amendment to the Company's bank credit agreement, application has been deferred until a date not later than December 30, 1997.

(4)  INVENTORIES

     Inventories consisted of the following at March 31, 1997 (in thousands):


                      Raw materials and supplies  $25,660
                      Work-in-process              35,390
                      Finished goods                9,450
                                                  -------
                          Total inventories       $70,500
                                                  =======


(5) EARNINGS PER SHARE

     When dilutive, stock options are included as share equivalents using the treasury stock method. The weighted average number of common shares and common share equivalents used for calculation of the primary earnings per share as of March 31, 1997 and 1996, were 9,912,314 and 9,954,245, respectively.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1997

     In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, Earnings Per Share, which simplifies the method for calculating earnings per share. As defined in SFAS No. 128 "basic earnings per share" is determined using only the weighted average of the shares issued and reserved for issuance, while "diluted earnings per share" includes stock options (when dilutive) as share equivalents using the treasury stock method. If SFAS No. 128 had been adopted as of March 31, 1997, basic earnings per share for the first quarter of 1997 would have been $6.65 per share and diluted earnings per share would have been $6.39 per share.

(6)  CONTINGENCIES

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

     The United States Federal Trade Commission ("FTC") is investigating the Company's acquisition of the automotive tubing business assets of Helima-Helvetion International, Inc. ("HHI") to determine if the acquisition violated federal antitrust laws. The Company has responded to various FTC requests for information concerning the relevant market and competitive conditions in that market. At this time it is not known whether the investigation will result in the issuance of a complaint, or if such complaint is issued, the relief that will be sought or obtained. Revenues for the first quarter of 1997 associated with the automotive tubing business acquired from HHI were $1,207,000 and the tangible net assets at March 31, 1997 were $7,693,000.

     In the opinion of management, the ultimate disposition of the matters discussed above will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. At March 31, 1997, all unresolved bankruptcy settlements are included in the shares reserved to satisfy claims.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1997

(8)  PRO FORMA RESULT OF OPERATIONS

     The following pro forma financial information presents consolidated net sales and results of operations as if the sale of the Rolodex office products business (see Note 2) had occurred at the beginning of the periods presented exclusive of nonrecurring items directly attributable to the transaction. The pro forma results of operations are as follows (in thousands, except per share data):



                                         Three Months Ended
                                             March 31,
                                    ---------------------------
                                      1997               1996
                                    --------            -------
Net sales                           $106,544            106,266

Net income                             4,786              4,273

Net income per common share
  and share equivalent                  0.48               0.43

                      INDEPENDENT AUDITORS' REVIEW REPORT

THE BOARD OF DIRECTORS
INSILCO CORPORATION

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of March 31, 1997, the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996 and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1997, except as to the second paragraph in Note 3, which is as of March 5, 1997, we expressed an unqualified opinion on those consolidated financial statements. We did not audit the 1996 financial statements of Thermalex, Inc., a 50 percent owned investee company which is accounted for under the equity method. The 1996 financial statements of Thermalex, Inc. were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Thermalex, Inc., was based solely on the report of the other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Columbus, Ohio
April 18, 1997                                          KPMG Peat Marwick, LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive component products, telecommunications and electronics and is a supplier of specialty publications. The Company's Automotive Components Group serves primarily the automotive markets through Thermal Components and Steel Parts operating units and manufactures stainless steel tubing used in non-automotive applications through its Romac Metals operating unit. The Technologies Group serves primarily the telecommunications and components markets through its Stewart Connector Systems, Stewart Stamping, Signal Transformer and Escod Industries operating units. The Specialty Publishing Group consists of Taylor Publishing (a publisher of yearbooks and other specialty publications). The Company completed the divestiture of its Office Products business with the sale of the Rolodex office products business on March 5, 1997 for a net sales price of $112,610,000. The Company recognized a pretax gain on the sale totaling $95,001,000 in the first quarter of 1997. In the fourth quarter of 1996, the Company had previously divested its computer accessories business and the Rolodex electronics product line.

Summarized sales and operating income (loss) by business segment for the three months ended March 31, 1997 compared to the corresponding period in 1996 are set forth in the following table (in thousands) and discussed below:


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1997       1996
                                                   --------   -------
SALES
  Automotive Components Group                       $56,183    49,301
  Technologies Group                                 47,094    44,183
  Office Products/Specialty Publishing Group:
    Specialty Publishing                              3,267     4,669
    Office Products                                  10,797    24,296
                                                   --------   -------
                                                     14,064    28,965
                                                   --------   -------
                                                   $117,341   122,449
                                                   ========   =======
OPERATING INCOME (LOSS)
  Automotive Components Group                        $5,676     5,620
  Technologies Group                                  4,974     6,158
  Office Products/Specialty Publishing Group
    Specialty Publishing                               (999)   (1,071)
    Office Products                                   1,926     2,614
                                                   --------   -------
                                                        927     1,543
                                                   --------   -------
  Unallocated Corporate                                 (22)      (21)
                                                   --------   -------
                                                    $11,555    13,300
                                                   ========   =======

SALES AND OPERATING INCOME. Total net sales decreased by approximately 4% ($5,108,000) in the first quarter of 1997 compared to the corresponding period in 1996 due to the divestiture of the Office Products business in three separate transactions completed in late 1996 and the first quarter of 1997. Sales of the Office Products business totaled $10,797,000 in the first quarter of 1997 compared to $24,296,000 in the first quarter of 1996. Excluding the Office Products business, the Company's sales increased 9% ($8,391,000) in the first quarter of 1997 compared to the first quarter of 1996 due to 14% ($6,882,000) and 7% ($2,911,000) increases in the Automotive Components Group and Technologies Group, respectively. Partially offsetting these increases was a 30% ($1,402,000) decline in the Specialty Publishing Group's sales in its traditionally seasonally slow first quarter.

The 14% increase in the Automotive Component's Group's sales was due to an increase in the sales of automotive heat exchangers and related components and equipment, including sales of $7,807,000 from the Company's two aluminum tubing subsidiaries which were acquired in July 1996. Partially offsetting this growth was continued weakness in the domestic automotive radiator aftermarket. Steel Parts reported an 8% gain in sales of transmissions and other stamped steel parts due to higher content per car of Steel Parts' transmission components and diversification of its product line.

The Technologies Group's sales increase of 7% is due to growth in sales of precision stampings by Stewart Stamping, resulting from increased customer demand, and wire and cable assemblies by Escod Industries, reflecting continued expansion of its customer base. In addition, Stewart Connector's modular data interconnect product sales increased 5%. Partially offsetting these improvements was a decline in the sales of power transformers by Signal Transformer.

In a seasonally slow quarter, Taylor Publishing sales decreased 30% ($1,402,000) in the first quarter of 1997 from the corresponding period of the prior year primarily due to timing differences in the delivery of yearbooks. (See Seasonality.)

Operating income decreased to $11,555,000 in the first quarter of 1997 from $13,300,000 in the first quarter of 1996 due to the divestiture of the Office Products business and lower operating margins in the Technologies Group. Operating income in the first quarter of 1997 included $1,926,000 from the divested Office Products business compared to $2,614,000 in the first quarter of 1996.

The Automotive Components Group=s operating income in the first quarter of 1997 compared to the corresponding period of 1996 increased from $5,620,000 to $5,676,000. Increased operating income at the Company's stamped steel parts business and stainless steel tubing business units was largely offset by lower operating margins at the Company's 1996 acquisitions and the weak domestic automotive radiator aftermarket.

The Technologies Group's operating income in the first quarter of 1997 compared to the corresponding period of 1996 decreased from $6,158,000 to $4,974,000. Operating income was impacted by lower margins on power transformers, a higher sales mix of lower margin wire and cable assemblies, and competitive pricing pressures in the connector market. In addition, Stewart Connector incurred a one-time $592,000 research and development expense related to a new type of fiber-optic connector.

In the Specialty Publishing Group, Taylor Publishing's operating loss of $999,000 in the first quarter of 1997 was relatively flat with the prior year as improved operating margins offset the decline in sales.

OTHER INCOME (EXPENSE). Other income for the first quarter of 1997 included a pretax gain on the sale of the Rolodex office products business totaling $95,001,000. Other income for the first quarters of 1997 and 1996 included $717,000 and $613,000, respectively, of equity income from the Company's unconsolidated joint venture, Thermalex, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers. Interest expense decreased 19% ($869,000) in the first quarter of 1997 compared to the first quarter of 1996 due to a lower effective interest rate and lower debt balances.

INCOME TAX EXPENSE. The Company's effective income tax rate increased from 34.5% at March 31, 1996 to 39.1% at March 31, 1997 primarily because of the greater proportion of domestic source income resulting from the sale of the Rolodex business. The Company expects to substantially offset the cash taxes resulting from the sale of Rolodex by utilizing its usable tax loss carryforwards.

CASH FLOWS USED IN OPERATING ACTIVITIES. Operations used $4,212,000 cash in the first quarter of 1997 as compared to a cash usage of $3,238,000 in the first quarter of 1996. Cash flows from operations decreased from the prior year due to lower cash flow from operating earnings partially offset by improved working capital management.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In 1997, the Company sold its Rolodex office products business for a net sales price of $112,610,000. In 1996, the Company acquired businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market for a net purchase price of $5,129,000. The Company's other current investments consist principally of capital expenditures which totaled $4,505,000 and $4,099,000 during the quarters ended March 31, 1997 and March 31, 1996, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES. In the first quarter of 1997, the Company borrowed a net amount of $8,440,000 on its revolving credit facility. In addition, the Company paid $1,708,000 of prepetition liabilities in the first quarter of 1997. In the first quarter of 1996, the Company made payments totaling $4,000,000 on its term loan and borrowed a net amount of $15,200,000 on its revolving credit facility. The Company also repurchased an additional 74,500 shares of its common stock for $2,359,000. In addition, the Company paid $1,651,000 of prepetition liabilities in the first quarter of 1996.

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

LIQUIDITY. At March 31, 1997, the Company's cash and cash equivalents and net working capital amounted to $115,523,000 and $130,914,000, respectively, compared to $3,481,000 and $47,956,000, respectively, at March 31, 1996. The significant increases over December 31, 1996 levels are due to the receipt of the net proceeds from the sale of the Rolodex office products business totaling $112,610,000. The Company has placed into a restricted account $110,000,000 of these proceeds which have been pledged as security against the Company's bank loans. Under an amendment to the Company's bank credit agreement, the application of these funds has been deferred until a date not later than December 30, 1997. The Company is considering various alternatives for the use of the proceeds including a possible one-time distribution of the proceeds to shareholders or a repurchase of shares. The borrowing ability under the Company's revolving credit facility as of the end of the first quarter of 1997 was $70,663,000, including $40,403,000 available for letters of credit.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 10(i)  First Amendment to the Insilco Corporation 1993
                            Long-term Incentive Plan

            Exhibit 27     Financial Data Schedule

        (b) Reports on Form 8-K

            A report, dated March 5, 1997, on Form 8-K was filed during the quarter ending March 31, 1997, pursuant to Item 2 of that form. The following financial statements were filed as part of that report:

              (1)  Pro Forma Financial Information.

                   Pro Forma Condensed Balance Sheet as of December 31, 1997
                   Pro Forma condensed Consolidated Statements of Operations for the Year Ended December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INSILCO CORPORATION
                                              -----------------------
                                              Registrant


Date: May 14, 1997                        By:  /s/ Philip K. Woodlief
                                              -----------------------
                                               Philip K. Woodlief
                                             * Corporate Controller; Principal
                                               Accounting Officer


* In his capacity as Corporate Controller, Mr. Woodlief is duly authorized to sign this report on behalf of the registrant.

                              INSILCO CORPORATION

                                   FORM 10-Q
                                 EXHIBIT INDEX




Exhibit No.       Exhibit                                           Page No.
-----------       -------                                           --------
10(i)             First Amendment to the Insilco
                   Corporation 1993 Long-term Incentive Plan

27                Financial Data Schedule