Form 10-Q
period 1997-06-30
INSILCO CORP/DE/
filed 1997-08-01
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number: 0-22098

                               INSILCO CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                  06-0635844
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

             425 Metro Place North
                  Fifth Floor
                 Dublin, Ohio                                   43017
   (Address of principal executive offices)                  (Zip Code)

                                  614-792-0468
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 27, 1997, 6,779,375 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION                                                      Page
                                                                                    ----
         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets                                3

                       -  June 30, 1997 (unaudited)
                       -  December 31, 1996

                 Condensed Consolidated Income Statements                             4

                       -  Six months ended June 30, 1997 (unaudited)
                       -  Six months ended June 30, 1996 (unaudited)
                       -  Three months ended June 30, 1997 (unaudited)
                       -  Three months ended June 30, 1996 (unaudited)

                 Condensed Consolidated Statement of Stockholders' Equity             5

                       -  For the six months ended June 30, 1997 (unaudited)

                 Condensed Consolidated Statements of Cash Flows                      6

                       -  Six months ended June 30, 1997 (unaudited)
                       -  Six months ended June 30, 1996 (unaudited)

                 Notes to Unaudited Condensed Consolidated Financial Statements       7

                 Independent Auditors' Review Report                                 11

         Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                             12

Part II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders                 16

         Item 6. Exhibits and Reports on Form 8-K                                    17

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                       (Unaudited)
                                                         June 30,     December 31,
                                                           1997           1996
                                                       -----------    ------------
                            Assets
                            ------
Current assets:
   Cash and cash equivalents                             $111,200         3,481
   Trade receivables, net                                  90,920        73,874
   Other receivables                                        7,276         8,499
   Inventories, net                                        57,681        66,385
   Deferred tax asset                                       2,174        29,859
   Prepaid expenses and other current assets                6,616         7,010
                                                         --------       -------

        Total current assets                              275,867       189,108

Property, plant and equipment, net                        110,397       114,379
Deferred tax asset                                          4,950         7,542
Investment in Thermalex                                     8,636         8,550
Goodwill, net                                              13,678        13,659
Other assets and deferred charges                           9,683        18,762
                                                         --------       -------

        Total assets                                     $423,211       352,000
                                                         ========       =======

               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
   Current portion of long-term debt                     $ 24,708        24,272
   Current portion of other long-term obligations           5,608         6,661
   Accounts payable                                        34,831        37,984
   Income taxes payable                                    11,823         3,596
   Accrued expenses and other                              53,927        68,639
                                                         --------       -------

        Total current liabilities                         130,897       141,152

Long-term debt, excluding current portion                 145,112       136,770
Other long-term obligations, excluding current portion     38,740        40,676
Stockholders' equity                                      108,462        33,402
                                                         --------       -------

Commitments and contingencies (See Notes 6, 7 and 8)

        Total liabilities and stockholders' equity       $423,211       352,000
                                                         ========       =======

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

                      INSILCO CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                 Six Months      Six Months    Three Months   Three Months
                                                   Ended           Ended          Ended          Ended
                                                  June 30,        June 30,       June 30,       June 30,
                                                    1997            1996           1997           1996
                                                 ----------      ----------    ------------   ------------
Sales                                            $  287,012        300,497        169,671        178,048
Cost of products sold                               195,436        202,752        112,647        117,912
Depreciation and amortization                         9,798          8,087          5,733          4,971
Selling, general and administrative expenses         50,811         56,773         31,879         35,580
                                                 ----------      ---------      ---------      ---------

   Operating income                                  30,967         32,885         19,412         19,585
                                                 ----------      ---------      ---------      ---------

Other income (expense):
  Interest expense                                   (7,762)        (9,400)        (4,119)        (4,888)
  Interest income                                     2,078            460          1,589            163
  Gain on sale of Rolodex                            95,001             --             --             --
  Other income, net                                   1,616          3,104          1,106          2,799
                                                 ----------      ---------      ---------      ---------

   Total other income (expense)                      90,933         (5,836)        (1,424)        (1,926)
                                                 ----------      ---------      ---------      ---------

   Income before income taxes                       121,900         27,049         17,988         17,659

Income tax expense                                  (47,374)        (9,098)        (6,781)        (5,854)
                                                 ----------      ---------      ---------      ---------

   Net income                                    $   74,526         17,951         11,207         11,805
                                                 ==========      =========      =========      =========

Net income per common share and common
  share equivalents                              $     7.55           1.81           1.14           1.20
                                                 ==========      =========      =========      =========

Weighted average number of common shares
  and common share equivalents                    9,875,401      9,908,973      9,872,287      9,859,412
                                                 ==========      =========      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1997
                                   (unaudited)
                                 (In thousands)

                                            Common Stock              Additional   Accumulated   Cumulative      Total
                                              Par Value    Treasury    Paid-in       Equity     Translation   Stockholders'
                                               $0.001        Stock     Capital      (Deficit)    Adjustment      Equity
                                            ------------   --------   ----------   -----------  -----------   -------------
Balance at December 31, 1996                     $10       (10,745)     81,496       (37,115)       (244)        33,402
Net income                                        --            --          --        74,526          --         74,526
Purchase of treasury stock                        --        (5,523)         --            --          --         (5,523)
Restricted Stock                                  --            --         570            --          --            570
Shares issued upon exercise of stock options      --            --       5,581            --          --          5,581
Tax benefit from exercise of stock options        --            --       2,556            --          --          2,556
Foreign currency translation                      --            --          --            --      (2,650)        (2,650)
                                                 ---       -------      ------       -------      ------        -------

Balance at June 30, 1997                         $10       (16,268)     90,203        37,411      (2,894)       108,462
                                                 ===       =======      ======       =======      ======        =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                 Six Months    Six Months
                                                                   Ended         Ended
                                                                  June 30,      June 30,
                                                                    1997          1996
                                                                 ----------    ----------
Cash flows from operating activities:
  Net income                                                      $ 74,526       17,951
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  9,798        8,090
      Deferred tax expense                                          31,266        7,187
      Gain on sale of Rolodex                                      (95,001)          --
      Other noncash charges and credits                               (911)          11
      Change in operating assets and liabilities:
        Receivables                                                (27,063)       1,920
        Inventories                                                    563       (6,695)
        Payables and other                                           3,239      (16,656)
        Other long-term liabilities                                 (1,576)      (1,475)
                                                                  --------      -------

          Net cash provided by (used in) operating activities       (5,159)      10,333
                                                                  --------      -------

  Cash flows from investing activities:
      Proceeds from divestiture, net                               112,610           --
      Other investing activities                                     3,039        2,058
      Capital expenditures                                         (10,315)      (9,266)
      Acquisitions of businesses, net of cash acquired                  --       (5,129)
                                                                  --------      -------

          Net cash provided by (used in) investing activities      105,334      (12,337)
                                                                  --------      -------

  Cash flows from financing activities:
      Proceeds from debt borrowing                                  15,340       15,653
      Proceeds from sale of stock                                    1,944          656
      Retirement of long-term debt                                  (5,917)      (8,287)
      Purchase of treasury stock                                    (1,887)      (3,353)
      Payment of prepetition liabilities                            (1,708)      (1,651)
                                                                  --------      -------

          Net cash provided by financing activities                  7,772        3,018
                                                                  --------      -------

  Effect of exchange rate changes on cash                             (228)          --
                                                                  --------      -------

          Net increase in cash and cash equivalents                107,719        1,014

Cash and cash equivalents at beginning of period                     3,481        9,894
                                                                  --------      -------

Cash and cash equivalents at end of period                        $111,200       10,908
                                                                  ========      =======

Interest paid                                                     $  7,332        8,858
                                                                  --------      =======

Income taxes paid                                                 $  6,293        1,277
                                                                  ========      =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1997


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

(2)     Divestiture
        -----------

        On March 5, 1997, the Company completed the sale of its Office Products business within the Office Products/Specialty Publishing Group with the divestiture of its traditional office products business (the "Rolodex Business") for $112.6 million, net of transaction costs including investment banking fees of $2.0 million paid to Goldman Sachs & Co., an affiliate of the Company's principal stockholder. The Company expects to substantially limit its cash taxes on the sale by utilizing its tax loss carryforwards.

        The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business ("Curtis"). (See note 9 for unaudited pro forma financial information with respect to these divestitures).

(3)     Cash and Cash Equivalents
        -------------------------

        The Company has placed into a restricted account $110 million of the proceeds from the sale of the Rolodex Business which has been pledged as security against the Company's bank loans. The entire $110 million was invested in a money market fund with Goldman Sachs & Co. at June 30, 1997. On July 10, 1997, the Company used the $110 million to repurchase shares of its common stock as described in Note 8.

(4)     Inventories
        -----------

        Inventories consisted of the following at June 30, 1997 (in thousands):

Raw materials and supplies                              $25,402
Work-in-process                                          21,786
Finished goods                                           10,493
                                                        -------

        Total inventories                               $57,681
                                                        =======

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1997

(5)     Earnings Per Share
        ------------------

        When dilutive, stock options are included as share equivalents using the treasury stock method.

        In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("FASB") No. 128, Earnings Per Share, which simplifies the method for calculating earnings per share. As defined in FASB No. 128 "basic earnings per share" is determined using only the weighted average of the shares issued and reserved for issuance, while "diluted earnings per share" includes stock options (when dilutive) as share equivalents using the treasury stock method. If FASB No. 128 had been adopted as of January 1, 1997, basic earnings per share for the second quarter of 1997 would have been $1.16 per share and diluted earnings per share would have been $1.14 per share; for the six months ended June 30, 1997, basic earnings per share would have been $7.78 per share and diluted earnings per share would have been $7.55 per share.

(6)     Contingencies
        -------------

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

        The United States Federal Trade Commission ("FTC") is investigating the Company's acquisition of the automotive tubing business assets of Helima-Helvetion International, Inc. ("HHI") (a subsidiary of Helmut Lingemann GmbH & Co., See Note 9) to determine if the acquisition violated U.S. antitrust laws. The Company has responded to various FTC requests for information concerning the relevant market and competitive conditions in that market. The Company is currently in discussion with the FTC for a potential resolution of this issue. Revenues for the three and six months ended June 30, 1997 associated with the automotive tubing business acquired from HHI were $1,679,000 and $2,886,000, respectively, and the tangible net assets at June 30, 1997 were $7,768,000.

        In the opinion of management, the ultimate disposition of the matters discussed above will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. At June 30, 1997, all unresolved bankruptcy settlements are included in the shares reserved to satisfy claims.

(7)     Subsequent Event-Refinancing of Existing Debt
        ---------------------------------------------

        On July 10, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated credit agreement with a bank group consisting of Citicorp USA, Inc., Goldman Sachs Credit Partners, L.P., and First National Bank of Chicago (the "Bank Credit Agreement"). The Bank Credit Agreement provides for a $200 million revolving credit facility with a $50 million sublimit for issuance of letters of credit and a $50 million sublimit for multi-currency borrowing. The bank loans bear interest at various floating rates, at the Company's option, which approximate the one to six month

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1997

        Libor rates plus 1.375% (such Libor rates approximated 5.75% to 6.0% at July 10, 1997). The Company has limited its exposure to fluctuations in interest rates on a portion of the debt.

        Annual commitment fees consist of 3/8% of the average daily unused commitment and 1 3/8% of the average outstanding letters of credit. An underwriting fee of $1,750,000 was paid to the co-agents in July 1997. The revolving credit facility will terminate and all amounts outstanding, if any, will be due on July 8, 2003.

        The Bank Credit Agreement is guaranteed on a joint and several basis by the Company's material directly and indirectly wholly owned subsidiaries (the Guarantors) and has been secured by substantially all assets of the Guarantors. The Bank Credit Agreement contains certain financial and other covenants usual and customary for a secured credit agreement.

(8)     Subsequent Event-Repurchase of Shares of Common Stock
        -----------------------------------------------------

        On July 10, 1997, the Board of Directors approved the purchase of up to $220 million of its shares of common stock. The Company first repurchased 2,805,194 and 51,948 shares of its common stock from Water Street Corporate Recovery Fund I, L.P. ("Water Street") and Mr. Robert
        L. Smialek, the Company's Chairman and CEO, respectively, at $38.50 per share. These purchases aggregated $110 million and were financed with the proceeds from the sale of the Rolodex Business. In addition, the Company has commenced a $110 million self-tender offer (the "Tender Offer") for up to 2,857,142 shares at $38.50 per share. Water Street has agreed that it will tender no more than 960,577 shares in the Tender Offer so that the percentage of shares to be purchased by the Company from Water Street will be less than the percentage of shares which the Company will offer to purchase from shareholders other than Water Street. In addition, Mr. Smialek has agreed that he will not tender any additional shares in the Tender Offer. The Tender Offer will be financed out of borrowings as described in Note 7.

        The Company intends to procure $150 million of additional subordinated new debt on or before the close of the Tender Offer. If the new debt is obtained, the Company will have approximately $290 million of outstanding debt and approximately $50 million of available credit.

(9)     Pro Forma Result of Operations
        ------------------------------

        Set forth below is certain unaudited pro forma consolidated financial information (in thousands except per share information) of the Company based on historical information that has been adjusted to reflect the Office Product divestitures and all transactions directly or indirectly related to the subsequent events discussed in Notes 7 and 8. In addition, the historical financial information for the six and three months ended June 30, 1996 has been adjusted to reflect the acquisition of the automotive aluminum tubing business of Helmut Lingemann GmbH & Co ("the Lingemann Business") which was acquired in July 1996.

        The income statement data give effect to the following transactions as if all had occurred at the beginning of each period presented; (i) the Company's purchase of 2,805,194 shares of common stock from Water Street and 51,948 shares from Mr. Smialek at a price of $38.50 per share (ii) the Company's purchase of 2,857,142 shares at a price of $38.50 per share pursuant to the Tender Offer; (iii) the Closing of the Bank Credit Agreement (including advances to refinance in full outstanding

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1997

        indebtedness under the prior credit agreement) and (iv) the incurrence of $150 million in additional indebtedness. The income statement for the six months ended June 30, 1997 and the 1996 periods give effect to the sale of the Rolodex Business (which occurred on March 5, 1997) as if it occurred at the beginning of each period. In addition, the income statement data for the 1996 periods have been adjusted to reflect (i) the divestiture of Rolodex Electronics, (ii) the divestiture of Curtis and (iii) the acquisition of the Lingemann Business as if all had occurred at the beginning of the periods presented. These divestitures and the acquisition actually occurred in the third and fourth quarters of 1996. The nonrecurring transactions directly related to the aforementioned transaction are excluded from the pro forma income statement data. The unaudited summary pro forma consolidated financial data is based on certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the transactions been completed as of such dates or indicative of future results of operations and financial position.

                                     Six Months Ended           Three Months Ended
                                         June 30,                    June 30,
                                    ------------------          ------------------
                                    1997          1996          1997         1996
                                    ----          ----          ----         ----
Net sales                         $276,215       269,454       169,671      163,934

Net income                          10,007         9,060         8,250        7,945

Net income per common
  share and share equivalents     $   2.40          2.16          1.98         1.92

Weighted average number of
  common shares and common
  share equivalents                  4,161         4,195         4,158        4,145

                       INDEPENDENT AUDITORS' REVIEW REPORT


THE BOARD OF DIRECTORS
INSILCO CORPORATION

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods and six month periods ended June 30, 1997 and 1996, and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Columbus, Ohio
July 18, 1997                                           KPMG Peat Marwick LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive component products, telecommunications and electronics components and is a publisher of specialty publishing products. The Company's Automotive Components Group serves primarily the automotive markets through Thermal Components and Steel Parts operating units and manufactures stainless steel tubing used in non-automotive applications through its Romac Metals operating unit. The Technologies Group serves primarily the telecommunications and components markets through its Stewart Connector Systems, Stewart Stamping, Signal Transformer and Escod Industries operating units. The Specialty Publishing Group consists of Taylor Publishing (a publisher of yearbooks and other specialty publications). The Company completed the divestiture of its Office Products business with the sale of its traditional office products business (the "Rolodex Business") on March 5, 1997 for a net sales price of $112,610,000. The Company recognized a pretax gain on the sale totaling $95,001,000 in the first quarter of 1997. In the third and fourth quarters of 1996, respectively, the Company divested its Curtis computer accessories business and the Rolodex electronics product line.

Summarized sales and operating income (loss) by business segment for the three months and six months ended June 30, 1997 compared to the corresponding periods in 1996 are set forth in the following table (in thousands) and discussed below:

                                                        Six Months               Three Months
                                                      Ended June 30,            Ended June 30,
                                                    -----------------         -----------------
                                                    1997         1996         1997         1996
                                                    ----         ----         ----         ----
SALES
   Automotive Components Group                    $116,266      101,480       60,083       52,179
   Technologies Group                               97,961       92,181       50,867       47,998
   Office Products/Specialty Publishing
      Specialty Publishing                          61,988       61,058       58,721       56,389
      Office Products                               10,797       45,778           --       21,482
                                                  --------      -------      -------      -------
                                                    72,785      106,836       58,721       77,871
                                                  --------      -------      -------      -------
                                                  $287,012      300,497      169,671      178,048
                                                  ========      =======      =======      =======

OPERATING INCOME (LOSS)
   Automotive Components Group                    $ 12,600       12,278        6,924        6,658
   Technologies Group                               11,371       13,403        6,397        7,245
   Office Products/Specialty Publishing Group
      Specialty Publishing                           5,114        3,657        6,113        4,728
      Office Products                                1,926        3,589           --          975
                                                  --------      -------      -------      -------
                                                     7,040        7,246        6,113        5,703
                                                  --------      -------      -------      -------
Unallocated Corporate                                  (44)         (42)         (22)         (21)
                                                  --------      -------      -------      -------
                                                  $ 30,967       32,885       19,412       19,585
                                                  ========      =======      =======      =======

SALES AND OPERATING INCOME. Total net sales decreased by approximately 5% ($8,377,000) in the second quarter of 1997 compared to the corresponding period in 1996 due to the divestiture of the Office Products business in three separate transactions completed in late 1996 and the first quarter of 1997. Sales of the Office Products business were $21,482,000 in the second quarter of 1996. Excluding the Office Products business, the Company's sales increased 8% ($13,105,000) in the second quarter of 1997 compared to 1996. In the first six months of 1997, sales decreased 4% ($13,485,000) from 1996 due to the divestiture of the Office Products business. Sales of office products totaled $10,797,000 in the first six months of 1997 compared to $45,778,000 in 1996. Excluding the Office Products business, sales in the first six months of 1996 increased 8% ($21,496,000).

The Automotive Components Group's sales increased 15% in both the second quarter and first six months of 1997 ($7,904,000 and $14,786,000, respectively) compared to the corresponding periods in 1996. The increases were due to an increase in the sales of automotive heat exchangers and related components, primarily from the July 1996 acquisition of the Lingemann Business which contributed $7,468,000 and $15,275,000 in the second quarter and first six months of 1997, respectively. In addition, sales of transmission and other stamped automotive parts at Steel Parts increased 10% and 9% in the second quarter and first six months of 1997, respectively, compared to 1996. Partially offsetting these gains was the continued weakness in the domestic radiator aftermarket and lower sales of stainless steel tubing for non-automotive applications.

The Technologies Group's sales increased 6% in both the second quarter and first six months of 1997 ($2,869,000 and $5,780,000, respectively) compared to the corresponding periods in 1996 primarily due to growth in sales of wire and cable assembly products at Escod. Escod's sales increased 14% and 11% in the respective 1997 periods compared to 1996 due to strong demand from one of its major customers, as well as continued expansion of its customer base. Signal's sales increased 17% and 5% in the three and six months ended June 30, 1997, respectively, compared to 1996 primarily because of higher demand from electronics original equipment manufacturers compared to the prior year. Partially offsetting these gains was a 4% decline in sales at Stewart Connector for the second quarter of 1997 compared to 1996. Stewart Connector's performance was due to a slowdown in connector assembly orders from a large telecommunications customer, as well as lower sales to the networking industry. Despite the decline for the quarter, Stewart Connector's sales increased 1% for the six months ended June 30, 1997 over the corresponding period in 1996.

Taylor Publishing's sales for the second quarter and first six months of 1997 increased 4% and 2%, respectively, compared to the corresponding periods in 1996.

Operating income for the second quarter decreased slightly from $19,585,000 in 1996 to $19,412,000 in 1997 due to the divested Office Products business and lower operating margins at the Technologies Group. Excluding the divested Office Products business operating income of $975,000 in 1996, second quarter 1997 operating income increased 4% ($802,000), mainly due to a 29% increase at Taylor Publishing. In the first six months of 1997, operating income decreased 6% ($1,918,000) to $30,967,000 from $32,885,000 in 1996 due to operating income included in the 1996 results from the divested Office Products business. Excluding the divested Office Products business decline of $1,663,000, operating income decreased by less than 1% ($255,000).

The Automotive Components Group's operating income in the second quarter of 1997 compared to the corresponding period of 1996 increased from $6,658,000 to $6,924,000. The Automotive Components Group was impacted by improved results at its German based aluminum tubing facility acquired in July 1996, as well as higher income at its stainless steel and stamped steel parts operations. For the first six months of 1997, the Automotive Components Group's operating income compared to the corresponding period of 1996 increased from $12,278,000 to $12,600,000. Increased operating income at the Company's stamped steel parts business and stainless steel tubing business units was largely offset by lower operating income from the weak domestic automotive radiator aftermarket.

The Technologies Group's operating income decreased from $7,245,000 in the second quarter of 1996 to

$6,397,000 in the same period of 1997. Operating income at Escod and Signal improved sharply during the quarter, however, a less favorable sales mix of products at Stewart Connector and price degradation on certain mature connector products contributed to the decline in the quarter. For the first six months of 1997, the Technologies Group's operating income, compared to the corresponding period of 1996, decreased from $13,403,000 to $11,371,000. Operating income was impacted by lower margins on power transformers and competitive pricing pressures in the connector market. Offsetting these declines, Escod's operating income increased 56% over the prior year due to higher margins and increased volume.

Taylor Publishing's operating income increased from $4,728,000 to $6,113,000 in the second quarter of 1997 compared to the same period of 1996 due to improved productivity. For the six months ended June 30, 1997, Taylor Publishing's operating income of $5,114,000 increased 40% over the prior year operating income of $3,657,000, due to improved operating margins from increased productivity.

OTHER INCOME (EXPENSE). Other income for the first six months included a pretax gain on the sale of the Rolodex Business totaling $95,001,000. Interest expense decreased 16% ($769,000) and 17% ($1,638,000) in the second quarter and first six months of 1997, respectively, from the corresponding 1996 periods due to lower debt balances. Interest income increased $1,426,000 and $1,618,000 in the second quarter and first six months of 1997, respectively, from the corresponding 1996 periods as a result of interest income earned on the proceeds from the sale of the Rolodex Business. (See Note 3 to the condensed consolidated financial statements).

"Other income, net", included in Other income (expense), for the second quarter and first six months of 1997 decreased $1,693,000 and $1,488,000 from the corresponding periods of 1996, respectively. The decline was due to the favorable resolution in the second quarter of 1996 of several legal disputes dating to prior years. Partially offsetting the decline was an increase in equity income from the Company's unconsolidated joint venture, Thermalex. Equity income from Thermalex in the second quarter and first six months of 1997 was $830,000 and $1,547,000, respectively, compared to $750,000 and $1,363,000 in the corresponding periods of 1996.

INCOME TAX EXPENSE. The Company's effective income tax rate of 38.9% for the first six months of 1997 increased from 33.6% in the corresponding period of 1996 primarily because of the greater proportion of domestic source income resulting from the sale of the Rolodex Business. The Company expects to substantially offset the cash taxes resulting from the sale of the Rolodex Business by utilizing its available tax loss carryforwards.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations used $5,159,000 of cash in the first six months of 1997 as compared to providing $10,333,000 in the first six months of 1996. Cash flows from operations decreased due to cash flows from the divested businesses included in the 1996 results, the timing of cash receipts and higher tax payments. The Company's cash for periods prior to the six months ended June 30, 1997 was more favorably impacted by tax loss carryforwards, which reduced the actual cash payments for the years to well below the financial statement income tax expense. The tax loss carryforwards were substantially reduced in 1997 due to the gain from the sale of the Rolodex Business. As a result, beginning in 1998 it is expected that the Company will no longer have any tax loss carryforwards available to reduce cash tax payment obligations.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In the first six months of 1997, the Company sold its Rolodex Business for a net sales price of $112,610,000. In the first six months of 1996, the Company acquired businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market for a net purchase price of $5,129,000. In the first six months of 1997, the Company received a $1,460,000 dividend distribution from Thermalex, compared to a $400,000 dividend and a $1,000,000 loan repayment in the corresponding 1996 period. The Company's other current investments consist principally of capital expenditures which totaled $10,315,000 and $9,266,000 for the first six months of 1997 and 1996, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES. Financing activities provided $7,772,000 and $3,018,000 in the first six months of 1997 and 1996, respectively. In the first six months of 1997, the Company borrowed a net amount of $15,340,000 on its revolving credit facility compared to borrowings of $15,400,000 in 1996. Term loan payments of $5,625,000 and $8,000,000 were made in the first six months of 1997 and 1996, respectively. In addition, the Company paid $1,708,000 and $1,651,000 of prepetition liabilities in the first six months of 1997 and 1996, respectively. In the first six months of 1997, the Company also repurchased its common stock for $1,887,000 to fund income tax withholdings on the exercise of stock options as permitted by the Company's 1993 Long-Term Incentive Plan. In the first six months of 1996, the Company repurchased its common stock for $3,353,000 consisting of $2,539,000 under the Company's stock buyback program and $814,000 to fund income tax withholdings due when restrictions lapsed on previously awarded shares of stock.

SEASONALITY. The Company's yearbook publishing business, Taylor Publishing, is highly seasonal, with a majority of sales occurring in the second and third quarters of the year. Taylor receives significant customer advance deposits commencing each November and continuing through March. The Company's other businesses are not highly seasonal.

IMPACT OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not significantly affected the Company's operating results or markets.

LIQUIDITY. At June 30, 1997, the Company's cash and cash equivalents and net working capital amounted to $111,200,000 and $144,970,000, respectively, representing increases in cash and cash equivalents of $107,719,000 and in net working capital of $97,014,000. The significant increases over December 31, 1996 levels are due to the receipt of the net proceeds from the sale of the Rolodex Business totaling $112,610,000. The borrowing ability under the Company's revolving credit facility at June 30, 1997 was $63,207,000, including $39,847,000 available for letters of credit.

On July 10, 1997, the Company refinanced its existing debt and repurchased shares of its common stock. The remaining borrowing ability under the Bank Credit Agreement was $21,847,000, including $10,153,000 available for letters of credit. See Notes 7 and 8 to the unaudited condensed consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, they can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 22, 1997 for the purpose of electing five directors to serve one-year terms expiring in 1998 and to vote on an amendment to the Company's 1993 Long-Term Incentive Plan. The number of votes cast for or against each director nominee is as follows:

                                      Votes For              Votes Withheld
                                      ---------              --------------
James J. Gaffney                      8,669,354                  150,709
Terence M. O'Toole                    8,664,645                  155,418
Thomas E. Petry                       8,700,896                  119,167
Robert L. Smialek                     8,700,791                  119,272
Barry S. Volpert                      8,664,717                  155,346

The proposal to amend the Company's 1993 Long-Term Incentive Plan to increase the number of shares of common stock available under the plan from 1,500,000 to 2,000,000 shares received 7,847,975 votes for, 509,496 votes against and 1,242 votes were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        10(a)    -  Amended and Restated Credit Agreement, dated July 3, 1997.*

        10(b)    -  Stock Purchase Agreement by and between the Company and
                    Water Street Corporate Recovery Fund I, L.P., dated July 10,
                    1997.*

        10(c)    -  Stock Purchase Agreement by and between the Company and
                    Robert L. Smialek, dated July 10, 1997.*

        27       -  Financial Data Schedule

        99(a)    -  Form of Offer to Purchase dated July 11, 1997.*

        99(b)    -  Form of Letter of Transmittal (including Certification of
                    Taxpayer Identification Number on Substitute Form W-9).*

        99(c)    -  Form of Notice of Guaranteed Delivery.*

        99(d)    -  Form of Letter to Brokers, Dealers, Commercial Banks, Trust
                    Companies and other Nominees.*

        99(e)    -  Form of Letter to Clients for Use by Brokers, Dealers,
                    Commercial Banks, Trust Companies and Other Nominees.*

        99(f)    -  Form of Letter to Participants in the Insilco Corporation
                    Employee Thrift Plan (including Memorandum of Questions and
                    Answers) and Tender Instruction Form.*

        99(g)    -  Guidelines for Certification of Taxpayer Identification
                    Number on Substitute Form W-9.*

        99(h)    -  Text of Press Release issued by the Company dated July 11,
                    1997.*

        99(i)    -  Form of Summary Advertisement dated July 11, 1997.*

        99(j)    -  Form of Letter to Stockholders of the Company, dated July
                    11, 1997 from Robert L. Smialek, Chairman of the Board and
                    President.*

* Incorporated by reference from the Schedule 13E-4 and exhibits thereto previously filed with the Securities and Exchange Commission on July 11, 1997 and as amended on July 18, 1997.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INSILCO CORPORATION
                                        -------------------
                                        Registrant



Date: July 30, 1997                     By:   /s/ Philip K. Woodlief
                                            -------------------------------
                                            Philip K. Woodlief
                                        *   Corporate Controller; Principal
                                            Accounting Officer


* In his capacity as Corporate Controller, Mr. Woodlief is duly authorized to sign this report on behalf of the registrant.