Form 10-Q
period 1997-09-30
INSILCO CORP/DE/
filed 1997-11-13
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 1997, 4,080,693 shares of common stock, $.001 par value, were outstanding.

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

                          -    September 30, 1997 (unaudited)
                          -    December 31, 1996

                    Condensed Consolidated Income Statements                                          4

                          -    Nine months ended September 30, 1997 (unaudited)
                          -    Nine months ended September 30, 1996 (unaudited)
                          -    Three months ended September 30, 1997 (unaudited)
                          -    Three months ended September 30, 1996 (unaudited)

                    Condensed Consolidated Statement of Stockholders' Equity (Deficit)                5

                          -    For the nine months ended September 30, 1997 (unaudited)

                    Condensed Consolidated Statements of Cash Flows                                   6

                          -    Nine months ended September 30, 1997 (unaudited)
                          -    Nine months ended September 30, 1996 (unaudited)

                    Notes to Unaudited Condensed Consolidated Financial Statements                    7

                    Independent Auditors' Review Report                                              12

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                             13

Part II. OTHER INFORMATION - Not Applicable

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                    (Unaudited)
                                                                   September 30,     December 31,
                                                                       1997             1996
                                                                   -------------     ------------
                            Assets
                            ------
Current assets:
   Cash and cash equivalents                                         $   4,629           3,481
   Trade receivables, net                                               85,381          73,874
   Other receivables                                                     4,962           8,499
   Inventories, net                                                     54,474          66,385
   Deferred tax asset                                                    1,621          29,859
   Prepaid expenses and other current assets                             7,043           7,010
                                                                     ---------         -------

        Total current assets                                           158,110         189,108

Property, plant and equipment, net                                     110,330         114,379
Deferred tax asset                                                       3,752           7,542
Investment in unconsolidated companies                                   9,288           8,550
Goodwill, net                                                           13,633          13,659
Other assets and deferred charges                                       18,936          18,762
                                                                     ---------         -------

        Total assets                                                 $ 314,049         352,000
                                                                     =========         =======

               Liabilities and Stockholders' Equity (Deficit)
               ----------------------------------------------

Current liabilities:
   Current portion of long-term debt                                 $     626          24,272
   Current portion of other long-term obligations                        5,603           6,661
   Accounts payable                                                     33,956          37,984
   Income taxes payable                                                 10,994           3,596
   Accrued expenses and other                                           51,350          68,639
                                                                     ---------         -------

        Total current liabilities                                      102,529         141,152

Long-term debt, excluding current portion                              279,737         136,770
Other long-term obligations, excluding current portion                  37,448          40,676
Stockholders' equity (deficit)                                        (105,665)         33,402
                                                                     ---------         -------

Commitments and contingencies (See Note 8)

        Total liabilities and stockholders' equity (deficit)         $ 314,049         352,000
                                                                     =========         =======

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited balance sheet as of that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                         Nine Months Ended                   Three Months Ended
                                                            September 30,                       September 30,
                                                       ----------------------              ----------------------
                                                       1997              1996              1997              1996
                                                       ----              ----              ----              ----
Sales                                               $  418,406           443,390           131,394           142,893
Cost of products sold                                  288,686           300,535            93,250            97,783
Depreciation and amortization                           14,547            12,797             4,749             4,710
Selling, general and administrative expenses            73,243            82,970            22,432            26,197
                                                    ----------         ---------         ---------         ---------

   Operating income                                     41,930            47,088            10,963            14,203
                                                    ----------         ---------         ---------         ---------

Other income (expense):
  Interest expense                                     (13,460)          (14,044)           (5,698)           (4,644)
  Interest income                                        2,848               673               770               213
  Gain on sale of Rolodex                               95,001                --                --                --
  Equity in net income of Thermalex                      2,154             2,273               607               910
  Other income, net                                        189             3,569               120             1,828
                                                    ----------         ---------         ---------         ---------

   Total other income (expense)                         86,732            (7,529)           (4,201)           (1,693)
                                                    ----------         ---------         ---------         ---------

   Income before income taxes and
      extraordinary item                               128,662            39,559             6,762            12,510

Income tax expense                                     (49,821)          (13,126)           (2,447)           (4,028)
                                                    ----------         ---------         ---------         ---------

   Income before extraordinary item                     78,841            26,433             4,315             8,482

Extraordinary item, net of tax                            (728)               --              (728)               --
                                                    ----------         ---------         ---------         ---------

      Net income                                    $   78,113            26,433             3,587             8,482
                                                    ==========         =========         =========         =========


Earnings per share and common
 share equivalent:
  Income before extraordinary item                  $     9.27              2.67              0.74              0.86
  Extraordinary item                                     (0.08)               --             (0.12)               --
                                                    ----------         ---------         ---------         ---------

      Net income per share and common
        share equivalent                            $     9.19              2.67              0.62              0.86
                                                    ==========         =========         =========         =========

Weighted average number of common shares
  and common share equivalents                       8,502,521         9,882,651         5,799,472         9,830,403
                                                    ==========         =========         =========         =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                  For the Nine Months Ended September 30, 1997
                                   (unaudited)
                                 (In thousands)

                                            Common Stock             Additional    Accumulated   Cumulative          Total
                                             Par Value    Treasury     Paid-in       Equity      Translation      Stockholders'
                                               $0.001       Stock      Capital      (Deficit)    Adjustment     Equity (Deficit)
                                            ------------  --------   -----------   -----------   -----------    ----------------
Balance at December 31, 1996                     $10      (10,745)      81,496       (37,115)       (244)            33,402
Net income                                        --           --           --        78,113          --             78,113
Repurchase of shares (see Note 4)                 (5)          --      (92,673)     (127,322)         --           (220,000)
Costs of tender                                   --           --         (926)           --          --               (926)
Purchase of treasury stock                        --       (5,523)          --            --          --             (5,523)
Restricted Stock                                  --           --          570            --          --                570
Shares issued upon exercise of stock options      --           --        8,255            --          --              8,255
Tax benefit from exercise of stock options        --           --        3,278            --          --              3,278
Foreign currency translation                      --           --           --            --      (2,834)            (2,834)
                                                 ---      -------      -------      --------      ------           --------

Balance at September 30, 1997                    $ 5      (16,268)          --       (86,324)     (3,078)          (105,665)
                                                 ===      =======      =======      ========      ======           ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                     ------------------
                                                                     1997          1996
                                                                     ----          ----
Cash flows from operating activities:
  Net income                                                       $  78,113       26,433
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   14,547       12,797
      Deferred tax expense                                            33,359       10,370
      Gain on sale of Rolodex                                        (95,001)          --
      Other noncash charges and credits                                  (42)        (739)
      Change in operating assets and liabilities:
        Receivables                                                  (19,314)       4,492
        Inventories                                                    3,703       (1,191)
        Payables and other                                            (1,942)     (26,036)
        Other long-term liabilities                                   (1,802)      (1,786)
                                                                   ---------      -------

          Net cash provided by operating activities                   11,621       24,340
                                                                   ---------      -------

  Cash flows from investing activities:
      Proceeds from divestiture, net                                 112,610        6,392
      Other investing activities                                       3,437        2,074
      Capital expenditures                                           (15,022)     (14,662)
      Acquisitions of businesses, net of cash acquired                    --      (39,123)
                                                                   ---------      -------

          Net cash provided by (used in) investing activities        101,025      (45,319)
                                                                   ---------      -------

  Cash flows from financing activities:
      Repurchase of shares (see Note 4)                             (220,000)          --
      Retirement of long-term debt                                  (117,071)     (11,224)
      Debt issuance and tender costs                                 (11,126)          --
      Payment of prepetition liabilities                              (2,811)      (2,839)
      Purchase of treasury stock                                      (1,887)      (3,932)
      Proceeds from sale of notes                                    150,000           --
      Proceeds from debt borrowing                                    87,038       29,653
      Proceeds from sale of stock                                      4,618          811
                                                                   ---------      -------

          Net cash provided by (used in) financing activities       (111,239)      12,469
                                                                   ---------      -------

  Effect of exchange rate changes on cash                               (259)          --
                                                                   ---------      -------

          Net increase (decrease) in cash and cash equivalents         1,148       (8,510)

Cash and cash equivalents at beginning of period                       3,481        9,894
                                                                   ---------      -------

Cash and cash equivalents at end of period                         $   4,629        1,384
                                                                   =========      =======

Interest paid                                                      $  10,635       12,946
                                                                   =========      =======

Income taxes paid                                                  $   6,683        1,865
                                                                   =========      =======

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1997


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

(2)     Divestiture
        -----------

        On March 5, 1997, the Company completed the sale of its Office Products business within the Office Products/Specialty Publishing Group with the divestiture of its traditional office products business (the "Rolodex Business") for $112.6 million, net of transaction costs including investment banking fees and expenses of $2.0 million paid to Goldman Sachs & Co., ("Goldman Sachs") an affiliate of the Company's principal stockholder.

        The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business ("Curtis"). (See Note 9 for unaudited pro forma financial information with respect to these divestitures).

(3)     Refinancing of Existing Debt
        ----------------------------

        On July 3, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated credit agreement with a bank group consisting of Citicorp USA, Inc., Goldman Sachs Credit Partners, L.P., (an affiliate of the Company's principal stockholder) and First National Bank of Chicago (the "Bank Credit Agreement"). The Bank Credit Agreement provides for a $200 million revolving credit facility with a $50 million sublimit for issuance of letters of credit and a $50 million sublimit for multi-currency borrowing. The bank loans bear interest at various floating rates, at the Company's option, which approximate the one to six month LIBOR rates plus 1.25% (such LIBOR rates approximated 5.66% to 5.84% at September 30, 1997). The revolving credit facility will terminate and all amounts outstanding, if any, will be due on July 8, 2003.

        Annual commitment fees consist of 0.3% of the average daily unused commitment and 1.25% of

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1997

        the average outstanding letters of credit. An underwriting fee of $1,750,000 was paid to the co-agents in July 1997.

        The Bank Credit Agreement is guaranteed on a joint and several basis by the Company's material directly and indirectly wholly owned subsidiaries (the Guarantors) and has been secured by substantially all assets of the Guarantors. The Bank Credit Agreement contains certain financial and other covenants usual and customary for a secured credit agreement.

(4)     Repurchase of Shares of Common Stock
        ------------------------------------

        On July 10, 1997, the Company, using the proceeds from the sale of the Rolodex Business purchased (i) 2,805,194 shares from Water Street Corporate Recovery Fund I, L.P. ("Water Street") (the Company's largest stockholder which is an investment partnership of which Goldman Sachs & Co. is the general partner) at $38.50 per share in cash for an aggregate purchase price of $107,999,969 and (ii) 51,948 shares from Robert L. Smialek, the President and Chairman of the Board of the Company, at $38.50 per share in cash, for an aggregate purchase price of $1,999,998. On July 11, 1997, the Company commenced a tender offer (the "Tender Offer"), pursuant to which it offered to purchase up to 2,857,142 shares at a price of $38.50 per share in cash. Upon the expiration of the Tender Offer, on August 12, 1997, 2,857,142 shares had been tendered and the Company purchased all of the shares tendered. At the completion of the Tender Offer, the number of outstanding shares were reduced to approximately 4.1 million. The Company incurred transaction fees of $204,000 payable to Goldman Sachs related to the Tender Offer.

(5)     Issuance of Subordinated Notes
        ------------------------------

        On August 12, 1997, the Company completed the issuance of $150 million of 10.25% senior subordinated notes (the "Notes") due August 15, 2007 which was managed by an underwriting group of Goldman Sachs, McDonald & Company Securities, Inc. and Citicorp Securities, Inc. The purchase of shares tendered in the Tender Offer was paid for from the proceeds of the issuance and sale of the Notes.

        The net proceeds from the offer and sale of the Notes (the "Offering") were approximately $145.9 million after payment of $4.1 million in underwriting fees to the underwriting group. The Company used the net proceeds from the Offering to fund the purchase of shares tendered in the Tender Offer, repay loans under the pay fees and expenses of the aforementioned transactions and for general corporate purposes. In addition to the underwriting fees discussed above and in Note 3, the Company incurred additional fees payable to Goldman Sachs of approximately $2.0 million in connection with the refinancing (see Note
        3) and issuance of the Notes.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1997

(6)     Inventories
        -----------

        Inventories consisted of the following at September 30, 1997 (in thousands):


          Raw materials and supplies                              $25,643
          Work-in-process                                          18,177
          Finished goods                                           10,654
                                                                  -------

                  Total inventories                               $54,474
                                                                  =======

(7)     Earnings Per Share
        ------------------

        When dilutive, stock options are included as share equivalents using the treasury stock method.

        In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("FASB") No. 128, Earnings Per Share, which simplifies the method for calculating earnings per share. As defined in FASB No. 128, "basic earnings per share" is determined using only the weighted average of the shares issued and reserved for issuance, while "diluted earnings per share" includes stock options (when dilutive) as share equivalents using the treasury stock method. If FASB No. 128 had been adopted as of January 1, 1997, basic earnings per share for the third quarter of 1997 would have been $0.64 per share and diluted earnings per share would have been $0.62 per share; for the nine months ended September 30, 1997, basic earnings per share would have been $9.47 per share and diluted earnings per share would have been $9.19 per share.

(8)     Contingencies
        -------------

        The Company is implicated in various claims and legal actions arising in the ordinary course of business. These claims and any resulting liabilities will be addressed in the ordinary course of business and be paid in cash as expenses are incurred.

        The United States Federal Trade Commission ("FTC") is investigating the Company's acquisition of the automotive tubing business assets of Helima-Helvetion International, Inc. ("HHI") (a subsidiary of Helmut Lingemann GmbH & Co., see Note 9) to determine if the acquisition violated U.S. antitrust laws. The Company has responded to various FTC requests for information concerning the relevant market and competitive conditions in that market. The Company is currently in discussion with the FTC for a potential resolution of this issue. Revenues for the three and nine months ended September 30, 1997 associated with the automotive tubing business acquired from HHI were $1,139,000 and $4,025,000, respectively, and the tangible net assets at September 30, 1997 were $7,352,000.

        In the opinion of management, the ultimate disposition of the matters discussed above will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1997

(9)     Pro Forma Result of Operations
        ------------------------------

        Set forth below is certain unaudited pro forma consolidated financial information of the Company based on historical information that has been adjusted to reflect the divestiture of the Office Products business and all transactions directly or indirectly related to the transactions discussed in Notes 3, 4 and 5. In addition, the historical financial information for the nine and three months ended September 30, 1996 has been adjusted to reflect the acquisition of the automotive aluminum tubing business of Helmut Lingemann GmbH & Co (the "Lingemann Business") which was acquired in July 1996.

        The income statement data give effect to the following transactions as if all had occurred at the beginning of each period presented; (i) the Company's purchase of 2,805,194 shares of common stock from Water Street and 51,948 shares from Mr. Smialek at a price of $38.50 per share; (ii) the Company's purchase of 2,857,142 shares at a price of $38.50 per share pursuant to the Tender Offer; (iii) the Closing of the Bank Credit Agreement (including advances to refinance in full outstanding indebtedness under the prior credit agreement); and (iv) the issuance of $150 million of the Notes. The income statement for the nine months ended September 30, 1997 and the 1996 periods give effect to the sale of the Rolodex Business (which occurred on March 5, 1997) as if it occurred at the beginning of each period. In addition, the income statement data for the 1996 periods have been adjusted to reflect (i) the divestiture of Rolodex Electronics, (ii) the divestiture of Curtis, and (iii) the acquisition of the Lingemann Business as if all had occurred at the beginning of the periods presented. The Rolodex Electronics and Curtis divestitures and the Lingemann acquisition actually occurred in the third and fourth quarters of 1996. The nonrecurring transactions directly related to the aforementioned transaction are excluded from the pro forma income statement data. The unaudited summary pro forma consolidated financial data is based on certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the transactions been completed as of such dates or indicative of future results of operations and financial position.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1997

          Unaudited Pro Forma Condensed Consolidated Income Statements
                 (In thousands, except share and per share data)

                                              Nine Months Ended             Three Months Ended
                                                 September 30,                 September 30,

                                             1997            1996           1997           1996
                                             -----           ----           ----           ----
Sales                                     $  407,609        391,618        131,394        122,164
Cost of products sold                        283,203        274,725         93,250         87,344
Depreciation and amortization                 14,353         13,074          4,749          4,275
Selling, general and administrative
  expenses                                    70,289         66,592         22,432         20,099
                                          ----------      ---------      ---------      ---------

   Operating income                           39,764         37,227         10,963         10,446
                                          ----------      ---------      ---------      ---------

Other income (expense):
  Interest expense                           (22,339)       (24,521)        (7,459)        (7,799)
  Interest income                                717            536            489            164
  Equity in net income of Thermalex            2,154          2,273            607            910
  Other income, net                              188          4,220            120          2,463
                                          ----------      ---------      ---------      ---------

   Total other income (expense)              (19,280)       (17,492)        (6,243)        (4,262)
                                          ----------      ---------      ---------      ---------

   Income before income taxes                 20,484         19,735          4,720          6,184

Income tax expense                            (7,535)        (6,853)        (1,661)        (2,246)
                                          ----------      ---------      ---------      ---------

      Net income                          $   12,949         12,882          3,059          3,938
                                          ==========      =========      =========      =========

      Net income per share and common
        share equivalent                  $     3.10           3.09           0.73           0.96
                                          ==========      =========      =========      =========

Weighted average number of common
  shares and common share equivalents      4,180,176      4,168,365      4,215,619      4,116,116
                                          ==========      =========      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS
INSILCO CORPORATION

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of September 30, 1997, the related condensed consolidated income statements for the three-month periods and nine-month periods ended September 30, 1997 and 1996, the related condensed consolidated statement of stockholders' equity (deficit) for the nine-month period ended September 30, 1997, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
October 17, 1997                                      KPMG Peat Marwick LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive component products, telecommunications and electronics components and is a publisher of specialty publishing products. The Company's Automotive Components Group serves primarily the automotive markets through Thermal Components and Steel Parts operating units and manufactures stainless steel tubing used in non-automotive applications through its Romac Metals operating unit. The Technologies Group serves primarily the electrical, electronic and telecommunications components markets through its Stewart Connector Systems, Stewart Stamping, Signal Transformer and Escod Industries operating units. The Specialty Publishing Group consists of Taylor Publishing (a publisher of yearbooks and other specialty publications).

During 1996 and 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure. A summary of these transactions follows:

o ACQUISITIONS: In 1996, the Company acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business"). This acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired based on their fair values at the acquisition date. The operating results of the business acquired have been included for the periods subsequent to the acquisition date.

o DIVESTITURES: The Office Products business of the Company's Office Products/Specialty Publishing Group was divested in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business (Curtis) and electronic organizer business (Rolodex Electronics) for $21 million in the aggregate which was used to reduce the outstanding amounts on the Company's bank loans. On March 5, 1997, the remainder of the Office Products business, which consisted of the Rolodex business, was sold for net cash proceeds of approximately $112 million (the "Rolodex Proceeds").

o REFINANCING: The Company entered into an Amended and Restated Credit Agreement as of July 3, 1997 (the "Bank Credit Agreement") that among other things, provides for (i) a $200 million revolving credit facility, (ii) a $50 million sublimit for commercial and standby letters of credit and (iii) a $50 million sublimit for advances in selected foreign currencies.

o ISSUANCE OF SUBORDINATED DEBT: On August 12, 1997, the Company issued $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "Notes"), realizing therefrom net proceeds of $145.9 million.

o SELF TENDER: On July 10, 1997, the Company, using the Rolodex Proceeds purchased an aggregate of 2,857,142 shares of its common stock for $109,999,967. On August 12, 1997, the Company completed a tender offer (the "Tender Offer"), pursuant to which it purchased an additional 2,857,142 shares for $109,999,967. The purchase of shares tendered in the Tender Offer was paid for from the proceeds received on the issuance of the Notes.

The discussion that follows of the financial condition and results of operations includes the effect of the transactions discussed above in the respective periods in which they were recorded. As a result, the comparability of the results is significantly impacted. Pro forma results of operations, assuming all these transactions occurred at the beginning of the respective periods, are presented in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

Summarized sales and operating income (loss) by business segment for the three months and nine months ended September 30, 1997 compared to the corresponding periods in 1996 are set forth in the following table (in thousands) and discussed below:

                                                       Nine Months                Three Months
                                                    Ended September 30,        Ended September 30,

                                                     1997         1996         1997         1996
                                                     ----         ----         ----         ----
SALES
   Automotive Components Group                     $171,912      154,057       55,646       52,577
   Technologies Group                               148,063      137,647       50,102       45,466
   Office Products/Specialty Publishing Group:
      Specialty Publishing                           87,634       85,179       25,646       24,121
      Office Products                                10,797       66,507           --       20,729
                                                   --------      -------      -------      -------
                                                     98,431      151,686       25,646       44,850
                                                   --------      -------      -------      -------

                                                   $418,406      443,390      131,394      142,893
                                                   ========      =======      =======      =======

OPERATING INCOME (LOSS)
   Automotive Components Group                     $ 17,211       17,758        4,611        5,480
   Technologies Group                                17,326       19,056        5,955        5,653
   Office Products/Specialty Publishing Group
      Specialty Publishing                            5,535        3,371          421         (286)
      Office Products                                 1,926        6,966           --        3,377
                                                   --------      -------      -------      -------
                                                      7,461       10,337          421        3,091
                                                   --------      -------      -------      -------

Unallocated Corporate                                   (68)         (63)         (24)         (21)
                                                   --------      -------      -------      -------

                                                   $ 41,930       47,088       10,963       14,203
                                                   ========      =======      =======      =======

SALES. Consolidated sales decreased by approximately 8% ($11,499,000) in the third quarter of 1997 compared to the corresponding period in 1996 due to the divestiture of the Office Products business in three separate transactions completed in late 1996 and the first quarter of 1997. Sales of the Office Products business were $20,729,000 in the third quarter of 1996. Excluding the Office Products business, the Company's consolidated sales increased 8% ($9,230,000) in the third quarter of 1997 compared to 1996. In the first nine months of 1997, consolidated sales decreased 6% ($24,984,000) compared to 1996 due to the divestiture of the Office Products business. Sales of office products totaled $10,797,000 in the first nine months of 1997 compared to $66,507,000 in the corresponding period in 1996. Excluding the Office Products business, consolidated sales increased 8% ($30,726,000) in the first nine months of 1997 compared to 1996.

The Automotive Components Group's sales increased 6% in the third quarter and 12% in the first nine months of 1997 ($3,069,000 and $17,855,000, respectively) compared to the corresponding periods in 1996. The third quarter 1997 increase was due to increased sales of automotive heat exchangers and related components from the July 1996 acquisition of the Lingemann Business which contributed $7,322,000 in the third quarter of 1997 compared to $4,433,000 in 1996. The increased sales from the acquisition were partially offset by the continued weakness in the automotive heat exchanger aftermarket. The 12% sales increase for the first nine months of 1997 compared to 1996 was due to: (i) increased sales from the Lingemann Business which contributed $22,597,000 in 1997 compared to $4,433,000 in 1996, and (ii) sales of transmission and other stamped automotive parts at Steel Parts, which increased 6% in the first nine months of 1997 compared to 1996. These gains were partially offset by weakness in the automotive heat exchanger aftermarket.

The Technologies Group's sales increased 10% in the third quarter and 8% in the first nine months of 1997 ($4,636,000 and $10,416,000, respectively) compared to the corresponding periods in 1996 primarily due to growth in sales of wire and cable assembly products at Escod Industries. Escod's sales increased 21% and 15% in the respective 1997 periods compared to 1996 due to strong demand from one of its major customers, as well as continued expansion of its customer base. Sales at Signal Transformer increased 23% and 10% in the respective 1997 periods compared to 1996 primarily because of higher demand from electronics original equipment manufacturers compared to the prior year. Partially offsetting these gains was a 1% decline in sales at Stewart Connector for the third quarter of 1997 compared to 1996. Stewart Connector's performance was due to a slowdown in connector assembly orders from a large telecommunications customer, as well as lower sales to the networking industry.

Taylor Publishing's sales for the third quarter and first nine months of 1997 increased 6% and 3%, respectively, compared to the corresponding periods in 1996 largely due to the timing of deliveries of the fall season yearbooks.

OPERATING INCOME. Consolidated operating income for the third quarter decreased from $14,203,000 in 1996 to $10,963,000 in 1997 primarily due to the divested Office Products business. Excluding the Office Products business, third quarter 1997 operating income increased 1% ($137,000), mainly due to increases at Taylor Publishing and, to a lesser degree, at the Technologies Group. In the first nine months of 1997, operating income decreased 11% ($5,158,000) compared to the corresponding period in 1996 primarily due to the divested Office Products business. Excluding the divested Office Products business, operating income decreased by less than 1% ($118,000).

The Automotive Components Group's operating income in the third quarter of 1997 compared to 1996 decreased from $5,480,000 to $4,611,000. The operating income of the Automotive Components Group was impacted by: (i) soft aftermarket demand for automotive heat exchangers, (ii) additional expenses related to the integration of the Lingemann Business into the Company's operations, and (iii) increased research and development costs associated with the Group's new technical center. In addition, the

Company's heat exchanger equipment manufacturer had a substantial decline in order backlog as of the end of the quarter. The Automotive Components Group's operating income in the first nine months of 1997 compared to the corresponding period in 1996 decreased from $17,758,000 to $17,211,000. Lower operating income from the automotive heat exchanger aftermarket business was partially offset by increased operating income at the Company's stamped steel parts business and stainless steel tubing business.

The Technologies Group's operating income in the third quarter of 1997 compared to 1996 increased from $5,653,000 to $5,955,000. Operating income at Escod and Signal improved during the quarter. However, these improvements were partially offset by a less favorable sales mix of products at Stewart Connector and price degradation on certain mature connector products, as well as decreased operating income at Stewart Stamping related to one-time credits in 1996 and start-up expenses at the El Paso stamping facility. The Technologies Group's operating income in the first nine months of 1997 compared to 1996 decreased from $19,056,000 to $17,326,000. Operating income was impacted by competitive pricing pressures in the connector market and start-up expenses at the El Paso facility. Partially offsetting these declines, Escod's operating income in the nine-month period increased sharply over the prior year due to higher margins and increased volume.

Taylor Publishing's operating income increased from a loss of $286,000 to income of $421,000 in the third quarter of 1997 compared to 1996 primarily due to the timing of fall season yearbook deliveries. In the first nine months of 1997, Taylor Publishing's operating income compared to the corresponding 1996 period increased from $3,371,000 to $5,535,000 due to improved operating margins from increased productivity.

OTHER INCOME (EXPENSE). Other income for the first nine months of 1997 included a pretax gain on the sale of the Rolodex Business totaling $95,001,000. Interest expense increased 23% ($1,054,000) in the third quarter of 1997 compared to the third quarter of 1996 due to the refinancing completed during the third quarter of 1997. For the first nine months of 1997, interest expense decreased 4% ($584,000) from the corresponding period in 1996 due to lower debt prior to the refinancing (see Note 3 to the condensed consolidated financial statements). Interest income increased $557,000 and $2,175,000 in the third quarter and first nine months of 1997, respectively, from the corresponding 1996 periods as a result of interest income earned on the proceeds from the sale of the Rolodex Business. (See Note 2 to the condensed consolidated financial statements).

Equity income from the Company's unconsolidated joint venture, Thermalex, was $607,000 and $2,154,000 in the third quarter and first nine months of 1997 respectively, compared to $910,000 and $2,273,000 in the corresponding periods of 1996. Thermalex incurred additional expenses in the third quarter of 1997 related to the start-up of a new extrusion press.

"Other income, net", included in Other income (expense), for the third quarter and first nine months of 1997 decreased $1,708,000 and $3,380,000 from the corresponding periods of 1996, respectively. For the quarter the decline was due to a $2,200,000 favorable adjustment to the Company's environmental liabilities in the third quarter of 1996. For the year over year comparison of the nine-month period, other income for 1996 also included the favorable resolution of several legal disputes dating to prior years.

INCOME TAX EXPENSE. The Company's effective income tax rate of 38.7% for the first nine months of 1997 increased from 33.2% in the corresponding period of 1996 primarily because of the greater proportion of domestic source income resulting from the sale of the Rolodex Business.

CASH FLOWS FROM OPERATING ACTIVITIES. Operations provided $11,621,000 of cash in the first nine months of 1997 compared to $24,340,000 in 1996. Cash flows from operations decreased due to the divestiture of businesses whose cash flows were included in the 1996 results, the timing of cash receipts and higher tax payments. Prior to the sale of the Rolodex Business, the Company had substantial tax loss carryforwards, which reduced cash tax payments from the income tax expense recorded in the Company's financial statements. These tax loss carryforwards were substantially reduced in 1997 due to the gain on the sale of the Rolodex Business.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. On March 5, 1997, the Company sold its Rolodex Business for a net sales price of $112,610,000. In the first nine months of 1996, the Company had acquisitions totaling $39,123,000 including its Lingemann automotive aluminum tube business acquired in July 1996 and businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market acquired in early 1996. In addition, in the third quarter of 1996, the Company sold its computer accessories business for proceeds of $6,392,000. In the first nine months of 1997, the Company received a $1,460,000 dividend distribution from Thermalex, compared to a $400,000 dividend and a $1,000,000 loan repayment in the corresponding 1996 period. The Company's other current investments consist principally of capital expenditures which totaled $15,022,000 and $14,662,000 for the first nine months of 1997 and 1996, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES. Financing activities used $111,239,000 in the first nine months of 1997 as compared to providing $12,469,000 in 1996. On July 3, 1997, the Company refinanced its existing bank debt (See Note 3 to the condensed consolidated financial statements) and using the Rolodex Proceeds purchased 2,857,142 shares of its common stock, at $38.50 per share in cash, for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company completed the Tender Offer, in which it purchased an additional 2,857,142 shares at a price of $38.50 per share in cash for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company issued $150 million of the Notes, for net proceeds of approximately $145.9 million (the "Offering"). The Company used the net proceeds from the Offering to fund the purchase of shares tendered in the Tender Offer, repay loans under the Bank Credit Agreement, pay fees and expenses of the aforementioned transactions and for general corporate purposes. The Company incurred $11,126,000 in costs for the refinancing, Tender Offer and issuance of the Notes.

In addition, the Company paid $2,811,000 and $2,839,000 of prepetition liabilities in the first nine months of 1997 and 1996, respectively. In the first nine months of 1997, the Company also repurchased $1,887,000 of its common stock to fund income tax withholding on the exercise of stock options as permitted by the Company's 1993 Long-Term Incentive Plan. In the first nine months of 1996, the Company repurchased its common stock under a then existing stock buyback program for aggregate proceeds of $3,932,000.

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

LIQUIDITY. At September 30, 1997, the Company's cash and cash equivalents and net working capital amounted to $4,629,000 and $55,581,000, respectively, representing increases in cash and cash equivalents of $1,148,000 and in net working capital of $7,625,000. The borrowing ability under the Company's revolving credit facility at the end of the third quarter of 1997 was $62,010,000, including $40,242,000 available for letters of credit.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's

Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, they can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. The Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INSILCO CORPORATION
                                      -----------------------------------------
                                      Registrant


Date: November 13, 1997             By: /s/ Philip K. Woodlief
                                       ----------------------------------------
                                       Philip K. Woodlief
                                    *  Vice President and Corporate Controller;
                                       Principal Accounting Officer


* In his capacity as Corporate Controller, Mr. Woodlief is duly authorized to sign this report on behalf of the registrant.