Form 10-K405
period 1997-12-31
INSILCO CORP/DE/
filed 1998-03-31
CIK 863204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) FOR THE
                        SECURITIES EXCHANGE ACT OF 1934

                  for the Fiscal Year Ended December 31, 1997

                        Commission File number: 0-22098

                              INSILCO CORPORATION
            (Exact name for Registrant as specified in its charter)


                       DELAWARE                   NO. 06-0635844
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization       Identification No.)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [/] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/]

   The aggregate market value of the Registrant's Common Stock held by non-affiliates for the Registrant was approximately $86,190,640 on March 16, 1998.

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [/] No [ ]

   There were 4,016,711 shares of the Registrant's Common Stock outstanding on March 16, 1998.

   Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
Part I


Item 1.        Business                                                                                              3

Item 2.        Properties                                                                                           11

Item 3.        Legal Proceedings                                                                                    14

Item 4.        Submission of Matters to a Vote of Security Holders                                                  14


Part II


Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters                            15

Item 6.        Selected Financial Data                                                                              16

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                           18

Item 8.        Financial Statements and Supplementary Data                                                          28

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure                                                                                           28


Part III


Item 10.       Directors and Executive Officers of the Registrant                                                   28

Item 11.       Executive Compensation                                                                               28

Item 12.       Security Ownership of Certain Beneficial Owners and Management                                       28

Item 13.       Certain Relationships and Related Transactions                                                       28


Part IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     29


               Signatures                                                                                           36

               Consolidated Financial Statements                                                                   F-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although the Company (as defined below) believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following: delays in new product introductions, lack of market acceptance of new products, changes in demand for the Company's products, changes in market trends, operating hazards, general competitive pressures from existing and new competitors, effects of governmental regulations, changes in interest rates, and adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

                                ITEM 1. BUSINESS
                                ----------------

                                   THE COMPANY

Insilco Corporation, a Delaware corporation originally incorporated in New Jersey in 1898 (collectively with its subsidiaries, the "Company," unless the context indicates otherwise), directly and through its subsidiaries, is a diversified manufacturer of automotive components and telecommunications and electronics components and a publisher of specialty publishing products, chiefly student yearbooks. The Company with three reporting segments (the Automotive Components Group, the Technologies Group, and Specialty Publishing) conducts its business in eight separate operating units, including both divisions and subsidiaries. The Company's Specialty Publishing segment, formerly the Company's Office Products/Specialty Publishing segment, was renamed following the divestiture of the Rolodex Business (as defined below) in March 1997. The Company's principal executive offices are located at 425 Metro Place North, Fifth Floor, Dublin, Ohio 43017, telephone (614) 792-0468.

GENERAL DEVELOPMENT OF THE BUSINESS

The Company has undergone significant change and restructuring in the past five years. A review of the most significant developments follows, in chronological order:

    o On April 1, 1993 (the "Reorganization Date"), the Company emerged from Chapter 11 bankruptcy proceedings (the "Chapter 11 cases") pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization"). The Plan of Reorganization resulted in a reduction in the Company's liabilities totaling $532.3 million, an extraordinary gain realized in 1993 of $448.3 million attributable to the discharge of such liabilities, and a change in control of the Company.

         The Plan of Reorganization among other matters provided for: (i) the issuance of 9,230,839 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), in exchange for allowed unsecured claims; (ii) deferred payment of certain pre-petition claims, including various state and Federal taxes and trade debt; and (iii) provisions to issue additional stock to other unsecured creditors over time at the pre-determined rate of 18 shares of stock per $1,000 of allowed claim as those claims are determined. Settlements were reached in 1997 on all remaining claims pending in the Bankruptcy Court and the Bankruptcy Case was closed on June 12, 1997.

    o In 1994, the Company sold its paint products segment for $50.8 million, and entered into a long-term $285 million credit facility that allowed it to retire the Company's outstanding 10 3/8% Senior Secured Guarantied Notes due July 1, 1997 and 9 1/2% Notes due 1997.

    o In 1996, the Company acquired, for an aggregate purchase price of approximately $37 million, an aftermarket automotive, heavy truck and industrial radiator manufacturer, Great Lake, and the automotive aluminum tube business of Helmut Lingemann GmbH & Co.

    o The Company divested the Office Products Business of the Company's Office Products/Specialty Publishing Group in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business ("Curtis") and electronic organizer business ("Rolodex Electronics") for an aggregate $21 million. On March 5, 1997, the remainder of the Office Products Business, which consisted of Rolodex office products (the "Rolodex Business"), was sold for net cash proceeds of approximately $112 million.

    o Following the sale of the Rolodex Business, the Company refinanced its existing debt and entered into an Amended and Restated Credit Agreement as of July 3, 1997 (the "Bank Credit Agreement") to secure a $200 million revolving credit facility.

    o On July 10, 1997, the Company, using the proceeds from the sale of the Rolodex Business purchased an aggregate of 2,857,142 shares of its common stock and commenced a tender offer (the "Tender Offer"), pursuant to which it purchased an additional 2,857,142 shares. The purchase of shares tendered in the Tender Offer was paid for from the proceeds received on the issuance of the $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "Notes").


                      [This space intentionally left blank]

                                    BUSINESS

For additional business segment information, See Note 18 to the Consolidated Financial Statements. The percentages of the Company's total sales by segment in each of its last three fiscal years were as follows:

                                                       1997        1996         1995
                                                       ----        ----         ----
Automotive Components Group:
   Tubing and heat transfer                             30.5%       25.7%       21.9%
   Transmissions and other                              12.4        10.9        10.2
                                                       -----       -----       -----

       Subtotal                                         42.9        36.6        32.1
                                                       -----       -----       -----

Technologies Group                                      36.9        32.1        30.4
                                                       -----       -----       -----

Office Products/Specialty Publishing Group:
   Specialty Publishing                                 18.2        17.3        17.6
   Office Products (divested in 1996 and 1997)           2.0        14.0        19.9
                                                       -----       -----       -----

       Subtotal                                         20.2        31.3        37.5
                                                       -----       -----       -----

         Total                                         100.0%      100.0%      100.0%
                                                       =====       =====       =====

AUTOMOTIVE COMPONENTS GROUP

The Automotive Components Group is made up of three operating units, Thermal Components Group ("Thermal"), Romac Metals ("Romac") and a wholly owned subsidiary, Steel Parts Corporation ("Steel Parts"). The businesses in this segment manufacture automotive heat exchangers and related tubing, stainless steel tubing, and automatic transmission and suspension components, respectively.

AUTOMOTIVE SALES BY MARKET SEGMENT

                                 1997          1996          1995
                                 ----          ----          ----
Automotive OEM                   45.9%         45.9%         43.0%
OEM Other                        27.2          22.6          21.9
Automotive Aftermarket           16.2          18.8          19.4
Other                            10.7          12.7          15.7
                                -----         -----         -----

Total                           100.0%        100.0%        100.0%
                                =====         =====         =====

TUBING AND HEAT TRANSFER. Thermal is a vertically integrated manufacturer of heat exchangers for the automotive, specialty vehicle, truck, heavy equipment and off-road vehicle and industrial equipment markets. Its products include thin wall aluminum and brass tubes used principally in heat transfer applications, radiators, air conditioning condensers, oil coolers and heaters and production machinery and equipment used in the manufacture and assembly of automotive heat exchangers.

Thermal uses a direct sales force and independent sales representatives to market its products. Thermal sells to both original equipment manufacturers ("OEMs") and aftermarket customers.

Thermalex, a joint venture owned equally by the Company (through a holding company subsidiary), and Mitsubishi Aluminum Co., Ltd., manufactures multiport aluminum extrusions used principally in automotive air conditioning condensors.

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

Thermal has manufacturing facilities in Alabama, Michigan, New York, South Carolina, Wisconsin and Germany. At December 31, 1997, Thermal (excluding Thermalex) had 936 employees.

TRANSMISSION COMPONENTS. Steel Parts manufactures automotive parts consisting of close-tolerance precision metal stampings at its facility in Indiana. Its products include clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts.

Substantially all Steel Parts' sales are made to the domestic automobile industry, either directly or indirectly through other independent automotive parts suppliers. As a result, the demand for Steel Parts' products historically has been heavily dependent on the level of new car production by the domestic automobile industry. Steel Parts has also seen its production content per automobile increase in recent years as automobile manufacturers have moved from three-speed to four- and five-speed automatic transmissions. The strong domestic automotive market resulted in Steel Parts operating at or near capacity for most of 1997 and 1996.

The market for original equipment automobile parts is highly competitive and has many participants, principally the automobile manufacturers themselves because of their ability to make their own parts. Approximately 70%, 70% and 67% of Steel Parts' sales were to one of the "Big 3" domestic automotive manufacturers in 1997, 1996 and 1995, respectively.

At December 31, 1997, Steel Parts had 383 employees.

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

At December 31, 1997, Romac had 129 employees.

TECHNOLOGIES GROUP

The Technologies Group consists of four operating units, Stewart Connector, Signal Transformer, Stewart Stamping and Escod Industries, which manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets.

SPECIALIZED CONNECTOR SYSTEMS. Stewart Connector designs and manufactures specialized high speed data connector systems, including modular plugs, modular jacks, shielded and nonshielded specialized connectors, and cable assemblies for telecommunications, cellular communications and data transmission, including local and wide area networks. Its primary manufacturing facility is located in Pennsylvania, with an assembly operation in Mexico.

Stewart Connector sells its products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. Foreign sales accounted for approximately 41% of Stewart Connector's sales in 1997, 40% in 1996 and 43% in 1995. It maintains direct sales offices (and to a lesser extent, distribution operations) in England, Japan, Germany and has numerous domestic and foreign competitors, some of which are substantially larger than Stewart Connector. Competition is based principally on price with respect to older product lines, and on technology and product features for newer products and to a lesser extent, patent protection.

At December 31, 1997, Stewart Connector had 796 employees, of which 372 were employed in the U.S., 20 in Japan, 7 in Germany, 4 in the United Kingdom, and 393 in Mexico.

POWER TRANSFORMERS. Signal Transformer manufactures both standard "off-the-shelf" and custom-made power transformers serving a broad customer base in a variety of industries. Signal's markets include telecommunications, home and retail security systems, medical instrumentation, gaming and entertainment and process controls. Signal markets its products directly, utilizing catalogs and print advertising, and indirectly through selective independent sales representatives in targeted regions of the country. It has a customer base of over nine thousand accounts, consisting of both OEMs and aftermarket resellers.

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

Signal manufactures its transformers at production facilities located in the Dominican Republic, Puerto Rico and New York. The New York facility also serves as Signal's major sales, administration and distribution center.

At December 31, 1997, Signal had 645 employees, of which 153 were employed in the U.S., 250 in the Dominican Republic and 242 in Puerto Rico.

PRECISION STAMPINGS AND WIREFORMS. Stewart Stamping is a tool designer and subcontract manufacturer of precision stampings and wireformed parts. Stewart Stamping manufactures components used in electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronic industries, including passive components such as capacitor cans and connector contacts. Stewart Stamping sells its products to a broad customer base primarily in the U.S. through a network of manufacturers representatives. Stewart Stamping manufactures its products at its plant in Yonkers, New York. In early 1997, Stewart Stamping leased a manufacturing facility in El Paso, Texas to better serve the Southwestern U.S. and Mexican assembly operations of telecommunication and electronics customers.

Stewart Stamping's competitors in each of its product lines are numerous (including, in the case of metal stampings, its own customers), but Stewart Stamping traditionally has focused on products that, because of the engineering and manufacturing capability required to produce them, have the potential for repeat business.

At December 31, 1997, Stewart Stamping had 320 employees.

CABLE AND WIRE ASSEMBLIES. Escod Industries produces electronic cable assemblies, specialized wire harnesses and certain telecommunication equipment subassemblies for sale to manufacturers of telecommunications, computer and other electronics equipment. Escod's markets generally are regional in nature, and Escod's production facilities (three in the Carolinas and one in Florida) are operated principally to serve local plants of OEMs. Because substantially all of Escod's customers are OEMs having a number of production facilities, the demand for Escod's products depends not only on the demand for its customers' products, but also on its customers' varying utilization of their production sites.

Telecommunications and computer OEMs account for the bulk of Escod's sales. Two telecommunications OEMs together accounted for approximately 68%, 66% and 60% of Escod's total revenues in 1997, 1996 and 1995, respectively. Escod's dependence on these two major customers makes its revenues and operating income sensitive to changes in demand from those customers. Beginning in 1995, Escod has focused its efforts on developing a broader customer base and a broader product line.

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

At December 31, 1997, Escod had 798 employees.

SPECIALTY PUBLISHING

Taylor Publishing Company is engaged primarily in the contract design and printing of student yearbooks from which it derived at least 87% of its revenues in each of the last three years. Its principal yearbook customers are secondary (middle and senior high) schools. Other yearbook customers include elementary schools, colleges and academies. Taylor also publishes a variety of specialty books on a contract basis and a limited number of its own publishing titles and provides reunion planning and other services for alumni of schools, colleges and academies.

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

Yearbook production is highly seasonal. Orders are normally obtained in the fall and finished yearbooks are delivered at or near the end of the school year, typically late spring to early summer and to a lesser degree, in the fall of the following school year. Deposits representing approximately 25% of the yearbook contract price are due from the yearbook customer upon its submission of the first set of yearbook pages.

Given the seasonal production cycle, the Company typically receives significant cash deposits commencing each November and continuing through each March. These deposits are available to fund the working capital requirements of the yearbook production cycle, and to a lesser extent, to provide the Company working capital for general corporate purposes.

Taylor operates six production facilities in Texas (two owned and four leased) and one leased production facility in Pennsylvania. Its work force reflects the seasonality of its business, typically ranging from 1,000 to 1,700 full-time employees. At December 31, 1997, it had 168 salaried and 1,194 hourly employees.

DIVESTED OFFICE PRODUCTS BUSINESSES. On September 3, 1996, the Company sold Curtis, its computer accessories business ("Curtis"). On October 4, 1996, the Company sold the Rolodex electronics product line, consisting of electronic personal organizers and telephones ("Rolodex Electronics"). On March 5, 1997, the Company sold the remaining Rolodex business ("Rolodex Business"). Curtis, Rolodex Electronics and the Rolodex Business are referred to collectively as the "Office Products Business."

PATENTS AND TRADEMARKS

The Company holds patents or trademarks in most of its businesses which have expiration dates ranging from 1998 to 2018. The Company expects to maintain such patents and to renew the trademarks important to its business prior to their expiration and does not believe the expiration of any one of its patents will have material adverse effect on any of its businesses.

RAW MATERIALS AND SUPPLIES

The principal raw materials and supplies used by the Company include: (i) steel, aluminum, copper, zinc, brass and nickel (Automotive Components Group); (ii) copper wire, steel, brass, aluminum, plastics, ceramics and precious metals (Technologies Group); and (iii) paper, film and other photographic and printing supplies (Specialty Publishing). The Company purchases these materials and supplies on the open market to meet its current requirements and believes its sources of supply are adequate for its needs.

BACKLOG

The Company's backlog by industry segment, believed to be firm, at December 31, 1997 and 1996 follows (in thousands):

                                         December 31
                                     -------------------
                                     1997           1996
                                     ----           ----
Automotive Components Group        $ 59,396         52,372
Technologies Group                   51,245         50,955
Specialty Publishing Group          113,232        102,939
                                   --------        -------
   Total                           $223,873        206,266
                                   ========        =======

Management believes that approximately $195 million of its 1997 backlog will be filled in 1998, and the remainder in 1999.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1997, the Company employed approximately 5,418 people on a full-time basis, of whom approximately 25% were covered by collective bargaining agreements with various unions. The largest collective bargaining unit (at Taylor) covers approximately 563 employees. The Company's union agreement with Taylor expired and a new contract was negotiated in early 1998. Among the union agreements that will expire in 1998 are those covering certain union employees of McKenica and Stewart Stamping. The Company considers relations with its employees to be good.

The Company has defined benefit and defined contribution pension plans covering substantially all employees. For information respecting defined benefit pension plans, See Note 12 to the Consolidated Financial Statements.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

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

The Company has taken significant measures to address emissions, discharges and waste generation and disposal; improve management practices and operations in response to legal requirements; and internally audit compliance with applicable environmental regulations and approved practices. These measures include: raw material and process substitution; recycling and material management programs; periodic review of hazardous waste storage and disposal practices; and reviewing the compliance and financial status and management practices of its offsite third-party waste management firms.

As a result of the Company's reorganization, much uncertainty has been removed concerning the Company's potential liability for environmental contamination at sites owned or operated by the Company (and at third party disposal and waste management facilities used by the Company) prior to the filing of its bankruptcy petition. During the reorganization, the Company settled all claims of the United States relating to the Company's pre-Petition Date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). This settlement (i) discharged the Company's liability to the United States at a number of hazardous waste sites; (ii) protects the Company from contribution claims of the remaining potentially responsible parties; (iii) limits the amount the Company may be required to pay the United States in any one year on pre-petition claims; and
(iv) provides that any such payment may be made in cash or, at the Company's option, common stock valued at 30% of the allowed claim.

The Company is also currently engaged in clean up programs at sites located in Newtown, Connecticut, Mount Vernon, New York and Oak Creek, Wisconsin. The Company has established what it believes are appropriate reserves for anticipated remedial obligations. Due to the establishment of these reserves and the environmental settlements reached during the Company's reorganization, management does not believe that environmental compliance or remedial requirements are likely to have a material adverse effect on the Company.

FINANCIAL INFORMATION ABOUT EXPORT SALES

In 1997, the Company's export sales were $56.1 million or 10% of consolidated sales. Export sales in 1997 to Europe, Asia, Canada and Mexico were $21.2 million, $14.0 million, $9.7 million and $4.3 million, respectively. All other export sales in 1997 totaled $6.9 million. In 1996 and 1995 export sales were $62.4 million and $59.7 million, respectively or 11% of consolidated sales in each year. The Company's transactions are primarily in U.S. dollars.

                               ITEM 2. PROPERTIES
                               ------------------

PROPERTIES

The Company manufactures its products in various locations, primarily in the United States. Management believes that the Company's facilities generally are well maintained and adequate for the purposes of which they are used. The Company's principal operating plants and offices at December 31, 1997 included the following properties:


                      [This space intentionally left blank]

                                                                                                APPROXIMATE           TERMS OF
BUSINESS SEGMENT                    LOCATION                   PRINCIPAL USE                   SQUARE FOOTAGE         OCCUPANCY
----------------                    --------                   -------------                   --------------         ---------
Automotive Components Group
---------------------------
   Thermal Components               Montgomery, AL             Office/Manufacturing                 137,325              Owned(1)
                                    Montgomery, AL             Manufacturing                         45,000             Leased
                                    Buffalo, NY                Office/Manufacturing                  78,800             Leased
                                    Iron Ridge, WI             Office/Manufacturing                  44,000              Owned
                                    Oak Creek, WI              Office/Manufacturing                  39,250              Owned
                                    Oak Creek, WI              Office/Manufacturing                  33,600             Leased
                                    Montgomery, AL             Office/Warehouse                      10,890             Leased
                                    Detroit, MI                Office/Manufacturing                  28,000             Leased
                                    Romulus, MI                Office/Manufacturing                  16,000             Leased
                                    Duncan, SC                 Office/Manufacturing                 100,000              Owned
                                    Dortmund, Germany          Office/Manufacturing                  45,000              Owned

   Steel Parts                      Tipton, IN                 Office/Manufacturing                 235,350              Owned

   Romac Metals                     Troutman, NC               Office/Manufacturing                 110,000              Owned


Technologies Group
------------------
   Escod                            Durham, NC                 Office                                 3,205             Leased
                                    N. Myrtle Beach, SC        Office/Manufacturing                  46,506              Owned
                                    Myrtle Beach, SC           Office                                 2,893             Leased
                                    Lake Wales, FL             Office/Manufacturing                  42,000              Owned
                                    Taylorsville, NC           Office/Manufacturing                  44,350              Owned
                                    Loris, SC                  Office/Manufacturing                  36,960              Owned
                                    Canon City, CO             Office/Manufacturing                  21,000              Owned

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

   Stewart Connector                Glen Rock, PA              Office/Manufacturing                  84,000              Owned
                                    Santa Clara, CA            Office                                   210             Leased
                                    Essex, UK                  Office                                   485             Leased
                                    Freidrichsdorf/Ts.,
                                    Germany                    Office                                 1,500             Leased
                                    Yokohama, Japan            Office/Warehouse                       4,750             Leased
                                    Cananea, Mexico            Warehouse/
                                                               Manufacturing                         22,646             Leased


   Stewart Stamping                 Yonkers, NY                Office/Manufacturing                 190,000              Owned
                                    El Paso, TX                Office/Manufacturing                  41,400             Leased

                                                                                                APPROXIMATE           TERMS OF
BUSINESS SEGMENT                    LOCATION                   PRINCIPAL USE                   SQUARE FOOTAGE         OCCUPANCY
----------------                    --------                   -------------                   --------------         ---------
Specialty Publishing Group
--------------------------
   Taylor                           Dallas, TX                 Office/Manufacturing                 320,000              Owned
                                    Dallas, TX                 Office/Manufacturing                  25,000              Owned
                                    San Angelo, TX             Office/Manufacturing                  33,200             Leased
                                    El Paso, TX                Office/Manufacturing                  31,000             Leased
                                    El Paso, TX                Manufacturing                         52,000             Leased
                                    Malvern, PA                Office/Manufacturing                  41,000             Leased
                                    San Angelo, TX             Manufacturing                          7,800             Leased
                                    Dallas, TX                 Office                                 1,282             Leased
                                    Orange, CA                 Office                                 3,373             Leased
                                    Galveston, TX              Office                                 1,200             Leased
                                    Garden Grove, CA           Office                                   662             Leased

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

The Company believes that all of its production facilities have additional production capacity, except for certain Steel Parts and Thermal plants that are operating at or near full capacity.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

LEGAL PROCEEDINGS

The U. S. Federal Trade Commission ("FTC"), in response to certain third party complaints, investigated Insilco's acquisition of the automotive aluminum heat exchanger tubing business of Helima-Helvetion International, Inc. ("HHI"), to determine if the acquisition violated federal antitrust laws. The Company and the FTC subsequently entered into a Consent Order to resolve this matter that, among other things, requires Insilco to divest certain assets acquired from HHI. The divestiture will not have material impact on the Company's consolidated financial condition, results of operations, or liquidity.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential general liability and certain other claims in an amount it believes to be adequate. In the Company's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

Not Applicable.


                     [This space intentionally left blank.]

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------------------
                               STOCKHOLDER MATTERS
                               -------------------

The Common Stock is the Company's only class of authorized equity securities. Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an investment partnership of which Goldman, Sachs & Co. ("Goldman Sachs") is the general partner, is now the Company's principal stockholder, owning approximately 45% of the 4,016,711 shares outstanding at March 16, 1998.

The Company's Common Stock has traded on the Nasdaq National Market under the symbol "INSL" since November 29, 1993. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market. The number of record holders of the Common Stock of the Company on March 16, 1998 was 770. The closing sales price of the Common Stock of the Company on March 16, 1998 was $40.00.

                                   Low Sale         High Sale
                                   --------         ---------
1997:
-----
First Quarter                       $34.000          $41.000
Second Quarter                      $36.750          $39.000
Third Quarter                       $36.000          $39.250
Fourth Quarter                      $33.000          $38.500

1996:
-----
First Quarter                       $27.750          $36.375
Second Quarter                      $33.500          $36.875
Third Quarter                       $31.000          $37.250
Fourth Quarter                      $36.500          $41.063

The Company did not pay any cash dividends during the past two fiscal years. Future dividend policy will depend upon the earnings and financial condition of the Company and the Company's need for funds and other factors. The payment of dividends is restricted by the terms of the Bank Credit Agreement and the 10.25% Senior Subordinated Notes issued by the Company August 12, 1997 (the "Notes").

On July 10, 1997, the Company, using the proceeds from the sale of the Rolodex Business, purchased an aggregate of 2,857,142 shares of its common stock for $109,999,967 (See Note 11 to the Consolidated Financial Statements). On August 12, 1997, the Company completed a tender offer (the "Tender Offer"), pursuant to which it purchased an additional 2,857,142 shares for $109,999,967. The purchase of shares tendered in the Tender Offer was paid for from the proceeds received on the issuance of $150 million aggregate amount of the Notes (See Note 8 to the Consolidated Financial Statements).

Pursuant to a $15.0 million stock buyback program adopted July 26, 1995, 97,500 shares of Insilco's common stock were purchased in 1996 at prices ranging from $30.60 to $36.125 per share. In 1995, 197,500 shares of Insilco's common stock were purchased at prices ranging from $32.375 to $36.875 per share. In 1997, the Company made no purchases of its common stock under the stock buyback program.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

The following table sets forth selected financial information (dollars in thousands) derived from the Company's Consolidated Financial Statements.

                                                                                                                     Predecessor (6)
                                                                                                                     ---------------
                                                                                                                    1993
                                                                                                            ---------------------
                                                                                                             From           To
                                                     1997           1996          1995          1994          4/1          3/31
                                                     ----           ----          ----          ----          ---          ----
OPERATIONS DATA
  Sales (net)(1)                                  $ 539,030       572,474       561,203       543,630       411,040       105,862
  Depreciation and amortization                      18,571        16,831        14,758        13,570        10,144         3,328
  Amortization of Reorganization Goodwill                --            --        32,172        69,217        54,507         1,125
  Operating income (loss)(2)                         53,268        59,101        24,617        (9,699)      (21,488)        7,256

  Other income (expense)(3)
     Interest expense(4)                            (20,562)      (18,386)      (19,546)      (29,113)      (26,905)       (9,609)
     Interest income                                  2,877         1,010         1,577         1,842         1,710           351
     Other income (expense), net                     98,443        10,138        12,126         2,663           167           (40)

  Income (loss) from continuing operations
   before reorganization items, extraordinary
   item and income taxes                            134,026        51,863        18,774       (34,307)      (46,516)       (2,042)
  Reorganization items, net                              --            --            --            --            --        21,767
  Income tax expense                                (51,654)      (12,810)      (16,199)       (8,585)       (1,134)         (873)

  Income (loss) from continuing operations
   before extraordinary items                        82,372        39,053         2,575       (42,892)      (47,650)       18,852

  Income (loss) from discontinued operations,
   net of tax                                            --            --            --        12,914         1,041       (18,241)

  Income (loss) before extraordinary items           82,372        39,053         2,575       (29,978)      (46,609)          611

  Extraordinary items, net of tax                      (728)           --            --        (2,156)           --       448,334

  Net income (loss)                                  81,644        39,053         2,575       (32,134)      (46,609)      448,945

BALANCE SHEET DATA AT PERIOD END
  Working capital                                    39,508        51,436        44,920        33,915        97,718        94,589
  Total assets                                      302,673       348,393       340,129       368,669       517,738       562,011
  Long-term debt                                    257,743       161,042       186,489       198,109       307,406       306,682
  Other long-term liabilities                        43,402        44,156        53,612        59,117        65,016        64,896
  Stockholders' equity (deficit)                   (102,328)       33,402       (15,779)      (13,451)       18,505        64,214

CASH FLOW DATA
  Net cash provided by (used in)
   operating activities                              45,492        55,423        37,744        34,305        52,524       (16,361)
  Net cash provided by (used in)
   investing activities                              95,217       (29,783)      (14,678)       36,295       (14,146)        2,668
  Net cash provided by (used in)
   financing activities                            (133,237)      (32,053)      (21,862)     (115,648)       (6,774)       (9,109)


PER SHARE DATA
  Basic income (loss) per share from
   continuing operations                              11.44          4.10          0.26         (4.42)        (4.93)          N/A
  Diluted income (loss) per share from
   continuing operations(5)                           11.22          3.95          0.25         (4.42)        (4.93)          N/A
  Book value per share                               (25.08)         3.52         (1.64)        (1.37)         1.89           N/A

See accompanying notes to the Selected Financial Data.

The notes to the selected financial data follow:

(1) Sales include the sales of the Office Products Business which was divested in 1996 and 1997 as follows: 1997 $10.8 million; 1996, $80.1 million; 1995,
     $111.7 million; 1994, $105.2 million; and 1993, $104.8 million. Sales in 1997 and 1996 include sales of $31.6 million and $13.1 million, respectively, of the Lingemann Business.

(2) Operating income includes operating income for the Office Products Business, before the allocation of corporate overhead, as follows: 1997, $2.2 million; 1996, $10.7 million; 1995, $1.7 million; 1994, $15.2 million;
     1993, $12.4 million; and 1992, $14.9 million.

     Operating income in 1997 and 1996 includes operating income, before allocation of corporate overhead, of $0.2 million and $0.3 million, respectively, of the Lingemann Business.

     Operating income includes the deduction for the amortization of Reorganization Goodwill in the period from April 1, 1993 and years ended December 31, 1994 and 1995.

     Operating income in 1995 includes a nonrecurring charge of $6.2 million relating to the Office Products Business (See Note 15 to the Consolidated Financial Statements) and a gain of $4.3 million related to a change in the Company's pension plan (See Note 12 to the Consolidated Financial Statements).

(3) Other income in 1997 includes a $95.0 million gain on the sale of the Rolodex Business. Other income in 1996 included a fourth quarter $3.1 million gain on the sale of Rolodex Electronics and a third quarter $2.2 million adjustment related to the satisfaction of certain of the Company's environmental liabilities, following completion of a site clean-up for an amount less than previously estimated. Other income in 1995 included favorable adjustments of $3.6 million related to the Company's environmental liabilities, $1.5 million related to the resolution of several legal disputes and a $4.0 million gain on the sale of idle corporate assets.

(4) Excluding $19.8 million contractual interest not accrued on unsecured debt during the Chapter 11 proceedings in the three months ended March 31, 1993.

(5) Earnings per share information for the Predecessor is not presented because the Predecessor was closely held and the revision of the Company's capital structure pursuant to the Plan of Reorganization makes such information not meaningful.

(6) As of March 31, 1993, the Company adopted "fresh start" accounting as described under "Fresh Start Accounting" on page 19 of this Annual Report.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      -------------------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                                    OVERVIEW

The Company directly and through its subsidiaries, is a diversified manufacturer of automotive components and telecommunications and electronics components and a publisher of specialty publishing products, chiefly student yearbooks. The Company, with three reporting segments (the Automotive Components Group, the Technologies Group, and Specialty Publishing), conducts its business in eight separate operating units, including both divisions and subsidiaries. The Company's Specialty Publishing segment, formerly the Company's Office Products/Specialty Publishing segment, was renamed following the divestiture of the Rolodex Business in March 1997.

The Automotive Components Group is comprised of businesses that produce radiators and other heat exchanger components, equipment and systems used in the production of heat exchanges, heavy gauged stamped automotive parts (principally, transmission clutch plates) and welded stainless steel tubing, and a 50% owned joint venture, Thermalex, which produces precision extruded aluminum tubing. The Automotive Components Group serves both original equipment manufacturers and aftermarket customers in the automotive, specialty vehicle, truck and off-road vehicle and industrial equipment markets and also serves the marine and architectural markets with decorative stainless steel tubing.

The Technologies Group manufactures high-performance data transmission connectors, small electric power transformers, precision stampings and wire and cable assemblies. The Technologies Group serves the computer networking, microwave relay, telephone digital switching, data processing, automotive medical equipment and other markets.

Specialty Publishing consists of Taylor, a publisher of specialty publishing products, chiefly elementary, middle school, high school and college yearbooks.

During 1996 and 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure. A summary of these transactions follows:

o ACQUISITIONS: In 1996, the Company acquired Great Lake, Inc. which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business"). These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the periods subsequent to the acquisition date.

o DIVESTITURES: The Office Products Business of the Company's Office Products/Specialty Publishing Group was divested in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business ("Curtis") and electronic organizer business ("Rolodex Electronics") for $21 million in the aggregate which was used to reduce the outstanding amounts on the Company's bank loans. On March 5, 1997, the remainder of the Office Products Business, which consisted of the Rolodex Business, was sold for net cash proceeds of approximately $112 million (the "Rolodex Proceeds").

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

The discussion that follows of the financial condition and results of operations includes the effect of the transactions discussed above in the respective periods in which they were recorded. As a result, the comparability of the results is significantly impacted. Pro forma results of operations, assuming all these transactions occurred at the beginning of the respective periods, are presented in Note 20 to the Consolidated Financial Statements.

"THE FRESH START" ACCOUNTING

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

"Fresh start" accounting was required because on April 1, 1993, the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 cases") pursuant to a plan of reorganization (the "Plan of Reorganization"). For financial reporting purposes, the effective date of the Plan of Reorganization was March 31, 1993 (the "Plan Effective Date"). For periods prior to the Plan Effective Date, the Company sometimes is referred to herein as the "Predecessor". The Chapter 11 cases were commenced on January 13, 1991 (the "Petition Date"). (See Item 1 - "Business - Reorganization History.")

One effect of "fresh start" accounting on the financial statements was the negative impact on the reported operating income of each business segment and the consolidated net income resulting from the noncash amortization of the Reorganization Goodwill. Such amortization expense totaled $32.2 million in 1995. At December 31, 1995, Reorganization Goodwill was fully amortized.

                              RESULTS OF OPERATIONS

Summarized sales and operating income (loss) by business segment for the years ended December 31, 1997, 1996 and 1995, are set forth in the following table (in thousands) and discussed below:

                                                    1997         1996         1995
                                                    ----         ----         ----
SALES
  Automotive Components Group                     $231,070      209,722      180,251
  Technologies Group                               198,941      183,663      170,615
  Office Products/Specialty Publishing Group:
     Specialty Publishing                           98,222       99,020       98,640
     Office Products                                10,797       80,069      111,697
                                                  --------      -------      -------

                                                   109,019      179,089      210,337
                                                  --------      -------      -------
        Consolidated sales                        $539,030      572,474      561,203
                                                  ========      =======      =======

OPERATING INCOME (LOSS)(1)(2)
  Automotive Components Group                     $ 23,070       23,915       20,407
  Technologies Group                                23,006       24,453       20,310
  Office Products/Specialty Publishing Group:
     Specialty Publishing                            5,355        1,650         (753)
     Office Products                                 1,926        9,167      (15,287)
                                                  --------      -------      -------
                                                     7,281       10,817      (16,040)

  Unallocated corporate                                (89)         (84)         (60)
                                                  --------      -------      -------

        Consolidated operating income             $ 53,268       59,101       24,617
                                                  ========      =======      =======

(1) Segment operating income (loss) reflects the allocation of corporate overhead. In 1995 corporate overhead was reduced by a $4,300,000 gain relating to a change in the Company's pension plan (See Note 12 to the Consolidated Financial Statements). The allocation of corporate overhead follows (in thousands):


                                                 1997       1996      1995
                                                 ----       ----      ----
Automotive Components Group                     $3,537     2,981     1,282
Technologies Group                               3,728     3,152     1,412
Office Products/Specialty Publishing Group:
   Specialty Publishing                          1,744     1,986       881
   Office Products                                 240     1,501     1,023
                                                ------     -----     -----
                                                 1,984     3,487     1,904
                                                ------     -----     -----

                                                $9,249     9,620     4,598
                                                ======     =====     =====

(2) Segment operating income (loss) includes a deduction for the amortization of Reorganization Goodwill by segment as follows:


                                                1997       1996      1995
                                                ----       ----      ----
Automotive Components Group                     $ --         --      3,404
Technologies Group                                --         --      7,176
Office Products/Specialty Publishing Group:
   Specialty Publishing                           --         --      5,625
   Office Products                                --         --     15,967
                                                ----       ----     ------
                                                  --         --     21,592
                                                ----       ----     ------

                                                $ --         --     32,172
                                                ====       ====     ======

1997 COMPARED TO 1996

SALES. Consolidated sales in 1997 of $539.0 million decreased approximately 6% ($33.5 million) from 1996 sales of $572.5 million due to the divestiture of the Office Products Business. Sales of the Office Products Business were $10.8 million in 1997 compared to $80.1 million in 1996. Excluding the Office Products Business, the Company's consolidated sales increased 7% ($35.8 million) in 1997 compared to 1996 due to a 10% ($21.3 million) increase at the Automotive Components Group and an 8% ($15.3 million) increase at the Technologies Group.

Sales in the Automotive Components Group segment were $231.1 million, an increase of 10% over 1996 sales of $209.7 million. The increased sales were attributable to Thermal's increased sales of automotive heat exchangers and related components from the July 1996 acquisition of the Lingemann Business and higher sales of transmission and other stamped automotive parts at Steel Parts. The Lingemann Business contributed $31.6 million of sales in 1997 compared to $13.1 million in 1996. Approximately 30% of Thermal's sales are to the automotive OEM market. Steel Parts achieved sales growth over 1996 due to higher parts content per automobile, as automobile manufacturers have moved from three-speed to four and five-speed automatic transmissions. Steel Parts is primarily an OEM supplier of transmission and other automotive components.

Sales in the Technologies Group were $198.9 million, an increase of 8% over 1996 sales of $183.7 million. Sales of the wire and cable assembly business, Escod, were up 19% over 1996 due to strong demand from one of its major customers as well as continued expansion of its customer base. Sales at Signal Transformer increased 9% over 1996 primarily due to higher demand for internationally certified products from electronic OEMs. Sales of precision stampings at the segment's Stewart Stamping unit increased 6% due to new product introductions, as well as the continued strength of the automotive, electrical control and circuit protection markets. Stewart Connector, the Company's manufacturer of high speed data transmission connectors which serves the computer networking market, had a 1% decrease in sales from the prior year principally as a result of price erosion of existing products and delayed new product availability. Foreign sales accounted for approximately 41% and 40% of Stewart Connector's sales in 1997 and 1996, respectively.

Sales at Taylor Publishing were $98.2 million, relatively flat compared to prior year sales of $99.0 million.

OPERATING INCOME. Operating income in 1997 of $53.3 million decreased by approximately 10% ($5.8 million) from 1996 operating income of $59.1 million due to the divestiture of the Office Products Business which contributed $1.9 million in 1997 compared to $9.2 million in 1996. Excluding the Office Products Business, the Company's operating income increased 3% ($1.4 million) in 1997 compared to 1996 primarily due to higher operating income at Taylor Publishing caused by increased productivity and a $1.5 million restructuring charge recorded in 1996.

The Automotive Components Group's operating income in 1997 compared to 1996 decreased to $23.1 million from $23.9 million. Lower operating income from Thermal was partially offset by increased operating income at the Company's stainless steel tubing business and stamped steel parts business. Thermal's operating performance was impacted by (i) decreased sales at the Company's heat exchanger equipment manufacturer which continues to experience a substantial decline in order backlog; (ii) increased research and development costs associated with the Group's new technical center; (iii) additional expenses related to the integration of the Lingemann Business into the Company's operations; and (iv) soft aftermarket demand for automotive heat exchangers.

The Technologies Group's operating income in 1997 compared to 1996 decreased to $23.0 million from $24.5 million primarily due to decreased operating margins at Stewart Connector caused principally by competitive price pressure in the connector market and delayed introductions of new connector products. In addition, the Company incurred additional start-up costs at its El Paso stamping facility. These declines were partially offset by the improved sales and operating margin at Escod.

In 1997, the operating income of the Specialty Publishing business, Taylor Publishing, improved to $5.4 million from $1.7 million in 1996 due to improved operating margins from increased productivity and a $1.5 million restructuring charge incurred in 1996.

OTHER INCOME (EXPENSE). Interest expense increased approximately 12% or $2.2 million in 1997 compared to 1996 due to the refinancing completed in the third quarter of 1997. Interest income increased $1.9 million over 1996 due to interest income earned on the proceeds from the sale of the Rolodex Business prior to its use in the Tender Offer transaction. Other income (expense) for 1997 included a $95.0 million gain on the sale of the Rolodex Business. Other income for 1996 included a $3.1 million gain on the sale of Rolodex Electronics. Other income for 1996 also included a favorable adjustment of $2.2 million related to the Company's environmental liabilities for 1996 following completion of a site clean-up for an amount less than previously estimated.

Equity income from the Company's unconsolidated joint venture, Thermalex, was $2.6 million in 1997 compared to $2.9 million in 1996. Thermalex incurred additional expenses in 1997 related to the start-up of a new extrusion press and plant expansion.

INCOME TAX EXPENSE. The Company's actual income tax obligations during 1997 ($10.5 million) and 1996 ($2.4 million) were substantially less than the total amount of income taxes recognized ($47.9 million and $12.4 million, respectively) because previously generated net operating losses and other deferred tax assets were utilized to reduce the tax obligations. During 1996, additional deferred tax assets of $10.7 million were recognized and recorded on the balance sheet because it was concluded that it was more likely than not that such amounts would be realized in future years. In accordance with the Reorganization SOP, the tax benefits associated with the recognition of pre-effective date deferred tax assets, ($10.2 million in 1996) were recorded as an increase to additional paid-in capital.

The effective tax rate was 38.5% for 1997 compared to 24.7% for 1996. The lower 1996 rate reflects the recognition of the tax benefit of capital loss carryforwards and lower foreign taxes associated with Rolodex's Puerto Rican operations prior to its divestiture (See Note 14 to the Consolidated Financial Statements for further information.)

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

Sales in the Technologies Group were $183.7 million, an increase of 8% over 1995 sales of $170.6 million. Sales of the wire and cable assembly business, Escod, were up 23% over 1995, reflecting continued expansion of its customer base and a rebound in orders from its largest telecommunications customer. Stewart Connector, the Company's manufacturer of high speed data transmission connectors which serves the computer networking market, had an 8% increase in sales over the prior year with 15% growth in the fourth quarter of the year, primarily as a result of a new contract with a major telecommunications customer for connector/cable assemblies. Foreign sales accounted for approximately 40% and 43% of Stewart Connector's sales in 1996 and 1995, respectively. Sales at the segment's Signal Transformer unit were flat compared to the prior year. Sales of precision stampings at the segment's Stewart Stamping unit increased 5% due to the underlying strength of the markets that it serves, including the housing construction and automotive markets.

Sales in the Office Products/Specialty Publishing Group were $179.1 million, a decrease of 15% from 1995 sales of $210.3 million, primarily due to the divestitures of the Rolodex Electronics in October 1996 and Curtis in September 1996. Excluding the impact of the divestitures, sales for the Group declined 2% from the prior year as a result of lower sales of traditional office products. Sales at Taylor Publishing were $99.0 million, relatively flat compared to prior year sales of $98.6 million.

OPERATING INCOME. Operating income (loss) comparisons between 1996 and 1995 are more difficult to present than the sales comparisons because of the effects of "fresh start" accounting on the results of operations. Due to the effects of "fresh start" accounting, the Company's 1995 operating results were depressed by a $32.2 million charge for the amortization of Reorganization Goodwill. The consolidated reported operating income in 1996 improved to $59.1 million from $24.6 million in 1995. (See the table on page 20 for the impact of "fresh start" accounting on the reported operating income as well as the comparability between the periods).

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

The Technologies Group's operating income in 1996 compared to 1995 increased to $24.5 million from $20.3 million. The results in 1995 were negatively impacted by a $7.2 million amortization charge for Reorganization Goodwill. Excluding the amortization of Reorganization Goodwill, the segment's operating income decreased $3.0 million in 1996 compared to 1995, an 11% decline, due to decreased operating margins and a $1.7 million increase in allocated corporate overhead due to the 1995 pension gain noted above. The lower operating margins were caused principally by competitive price pressure in the connector market and delayed introductions of new connector products.

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

In 1996, the operating income of the Specialty Publishing business, Taylor Publishing, improved to $1.7 million from an operating loss of $0.8 million in 1995 due principally to the reduction in amortization of Reorganization Goodwill, which totaled $5.6 million in 1995. Excluding the amortization of Reorganization Goodwill, the unit's operating performance decreased $3.2 million in 1996 compared to 1995 due to a $1.5 million restructuring charge incurred in 1996, following Taylor's adoption of a restructuring plan to improve profitability, a $1.1 million increase in allocated corporate overhead which was primarily attributable to the 1995 pension gain noted above and increased administrative costs.

OTHER INCOME (EXPENSE). Interest expense decreased approximately 6% or $1.2 million in 1996 compared to 1995 due to a lower effective interest rate and lower debt balances. Other income for 1996 included a $3.1 million pre-tax gain on the sale of Rolodex Electronics. Other income also included a favorable adjustment of $2.2 million related to the Company's environmental liabilities following completion of a site clean-up for an amount less than previously estimated. Other income for 1995 included favorable adjustments of $3.6 million related to the Company's environmental liabilities following a review of its liabilities from previously divested operations and $1.5 million related to the resolutions of several legal disputes. In addition, other income included a $4.0 million gain on the sale of idle corporate assets.

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

The effective tax rate on adjusted income from continuing operations (adjusted to exclude Reorganization Goodwill amortization) was 24.7% in 1996 compared to 31.8% for 1995. The percentage decrease is primarily due to the recognition of the tax benefit of capital loss carryforwards. (See Note 14 to the Consolidated Financial Statements for further information).


                               FINANCIAL CONDITION

Factors that are expected in the future to affect the Company's financial position are discussed below.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations provided $45.5 million in cash in 1997 compared to providing $55.4 million in cash in 1996. Cash flows from operations decreased from the prior year primarily due to cash flows from the divested Office Products business included in 1996 results. The Company's cash for periods prior to 1997 was more favorably impacted by tax loss carryforwards, which reduced the actual cash payments for the years to well below the financial statement income tax expense. The tax loss carryforwards were substantially reduced in 1997 due to the gain from the sale of the Rolodex Business. As a result, beginning in 1998 it is expected that the Company will no longer have any tax loss carryforwards available to reduce cash payment obligations.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In 1997, the Company sold its Rolodex Business for a net sales price of $112.6 million (the "Rolodex Proceeds"). In addition, the Company received a $1.5 million dividend distribution from Thermalex and $4.4 million from the liquidation of idle assets in 1997. In 1996, the Company acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co., and two affiliated businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market, Great Lake, Inc. and Kar Tool Co. Inc., for approximately $37.7 million including transaction fees and expenses. In 1996, the Company received proceeds totaling $21.8 million from the sales of Curtis and Rolodex Electronics; $3.6 million from Thermalex for full repayment of loans outstanding; a $3.4 million dividend distribution from Thermalex; and $1.3 million from the disposal of idle assets. In 1995, the Company received $2.5 million from Thermalex relating to the partial repayment of loans, a $0.4 million dividend distribution from Thermalex and $4.7 million from the disposal of idle assets.

The Company's capital expenditures totaled $23.6 million in 1997 and the Company has budgeted expenditures totaling approximately $22.1 million in 1998. The Company expects to finance these expenditures and investments with internally generated funds. The Company does not anticipate that limitations on capital expenditures under the Bank Credit Agreement will adversely affect its ability to meet its operating goals.

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. On July 3, 1997, the Company refinanced its existing bank debt (see Note 8 to the Consolidated Financial Statements). On July 10, 1997 using the Rolodex Proceeds, the Company purchased 2,857,142 shares of its common stock, at $38.50 per share in cash, for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company completed the Tender Offer, in which it purchased an additional 2,857,142 shares at a price of $38.50 per share in cash for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company issued $150 million of the Notes, for net proceeds of approximately $145.9 million (the "Offering"). The Company used the net proceeds from the Offering to fund the purchase of shares tendered in the Tender Offer, repay loans under the Bank Credit Agreement, pay fees and expenses of the aforementioned transactions and for general corporate purposes. The Company incurred $10,689,000 in costs for the refinancing, Tender Offer and issuance of the Notes.

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

The interest expense requirements during the next five years will fluctuate based on the outstanding debt balances as well as changes in interest rates. The interest rate on bank borrowings bear interest at various fluctuating rates, at the Company's option, which approximate the one to six month LIBOR rates plus 1.25% (such LIBOR rates approximated 5.72% to 5.84% at December 31, 1997) subject to performance versus a leverage ratio. The Company reduces its exposure to potential increases in interest rates by entering into forward rate, interest rate cap and interest rate swap agreements with major financial institutions. A summary of the terms of those agreements is contained in Note 9 to the Consolidated Financial Statements.

NET INCOME (LOSS) AND ACCUMULATED EQUITY (DEFICIT). At December 31, 1997, the Company had a stockholders' deficit totaling $102.3 million compared to stockholders' equity totaling $33.4 million at December 31, 1996. The deficit was attributable to the effect of the repurchase of shares as described in "Cash Flow From (Used In) Financing Activities" above.

SEASONALITY. The Company's yearbook publishing business, Taylor Publishing, is highly seasonal, with a majority of sales occurring in the second and third quarters of the year. Taylor receives significant customer advance deposits in the second half of the year. The Company's other businesses are not highly seasonal. See "Item 1. Business - Specialty Publishing".

IMPACT OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not significantly affected the Company's operating results or markets. The Company is generally able to pass through to its customers price changes in its major steel, copper and aluminum based product lines.

LIQUIDITY. At December 31, 1997, the Company's cash and cash equivalents and net working capital amounted to $10.7 million and $39.5 million, respectively, compared to $3.5 million and $51.4 million, respectively, in 1996. The borrowing ability under the Company's revolving credit facility at December 31, 1997 was $85.1 million, including $41.1 million available for additional letters of credit. The Company believes it has adequate sources of liquidity to meet its working capital, capital expenditures and debt service requirements.

YEAR 2000 COMPLIANCE. The Company is currently in the process of evaluating its information technology infrastructure for the year 2000 ("Year 2000") compliance. The Company's primary information systems either have recently been or are in process of being replaced with new systems to meet the Company's growing capacity and performance requirements. These replacements are generally expected to be completed by early 1999.

The Company does not expect that the cost to be Year 2000 compliant will be material to its financial condition or results of operations. The costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

The Company does not currently have complete information concerning the Year 2000 compliance status of it suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

The Company has not incurred significant costs including internal costs to evaluate the extent of compliance related to Year 2000 compliance prior to December 31, 1997.

FOREIGN SALES. In 1997 the Company had export sales of $56.1 million which were 10% of total sales. Export sales in 1997 to Europe, Asia, Canada and Mexico were $21.2 million, $14.0 million, $9.7 million and $4.3 million, respectively. All other export sales in 1997 totaled $6.9 million. In 1996, the Company had export sales of $62.4 million which were 11% of total sales. In 1995, export sales were $59.7 million or 11% of total sales. The Company's transactions are primarily in U.S. dollars.

SUBSEQUENT EVENT. On March 24, 1998, it was announced that the Company and an affiliate of DLJ Merchant Banking Partners II (and affiliated funds) ("DLJMB") have signed a definitive merger agreement. Under the terms of the agreement, the stockholders of the Company will receive total consideration of $44.50 per share, consisting of $42.98 in cash and 0.03419 shares of retained stock of the surviving corporation. In aggregate, stockholders will receive approximately $172.6 million in cash and retain 137,328 shares in the surviving entity. The retained shares will represent approximately 10% of the common stock outstanding post-recapitalization.

The transaction, which is estimated to have a value of approximately $437 million including existing indebtedness to be assumed and/or refinanced, is subject to terms and conditions customary in transactions of this type, including approval by the Company's shareholders and expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and will be treated as a recapitalization for accounting purposes. Affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, which acted as financial advisors to DLJMB, have committed to provide all debt financing required for the transaction.

DLJMB also announced that it entered into a voting agreement in support of the transaction with respect to 1,783,878 shares, approximately 44% of the voting stock of the Company, with Water Street, an affiliate of Goldman Sachs, which is the Company's largest shareholder.

As a result of the proposed merger, the Company and DLJMB will incur various costs and expenses in connection with consummating the transaction including professional fees, registration costs, financing costs, and compensation costs. Pursuant to the terms of the merger, all issued employee stock options will vest. The compensation expense associated with the option payments will include approximately $11.4 million to employees for the excess of the $44.50 purchase price per share over the exercise cost of all outstanding vested and unvested options.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG Peat Marwick LLP (dated January 30, 1998), are set forth on pages F-1 through F-35 hereof (see Item 14 of this Annual Report for the Index).

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

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

The information required by this Item is included under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1998 Annual Meeting of Stockholders to be held on May 20, 1998 and is incorporated herein by reference. The Company anticipates filing the Proxy Statements with the Securities and Exchange Commission in April 1998.

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

                                     PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        ----------------------------------------------------------------
                                    FORM 8-K
                                    --------

(A)           THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)           Financial Statements

              -      Statement of Management's Responsibility for Financial
                     Statements

              -      Independent Auditors' Report

              -      Consolidated Balance Sheets

                     -      December 31, 1997
                     -      December 31, 1996

              -      Consolidated Statements of Operations

                     -     Year ended December 31, 1997
                     -     Year ended December 31, 1996
                     -     Year ended December 31, 1995

              -      Consolidated Statements of Stockholders' Equity (Deficit)

                     -     For the years ended December 31, 1997, 1996 and 1995

              -      Consolidated Statements of Cash Flows

                     -     Year ended December 31, 1997
                     -     Year ended December 31, 1996
                     -     Year ended December 31, 1995

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

        (3)          Exhibits:


 *2(a)     -      Amended and Restated Plan of Reorganization Jointly Proposed
                  by the Debtors and the Official Joint Committee of Unsecured
                  Creditors dated November 23, 1992 (Form T-3, Exhibit T3E-3,
                  File No. 22-23356).

 *2(b)     -      Order Confirming Plan of Reorganization and Approving
                  Settlements Pursuant to Bankruptcy Rule 9019 dated November
                  24, 1992 (Form T-3, Exhibit T3E-4, File No.
                  22-23356).

 *2(c)     -      Order on Motion for Order in Aid of Implementation of Plan
                  dated March 23, 1993 (Form T-3, Exhibit T3E-5, File No.
                  22-23356).

 *2(d)     -      Order on Debtors' Supplemental Motion for Order in Aid of
                  Implementation of Plan dated March 23, 1993 (Form T-3, Exhibit
                  T3E-6, File No. 22-23356).

 *2(e)     -      Notice of (1) Order Confirming Plan of Reorganization, (2)
                  Effective Date and (3) Administrative Claims Bar Date dated
                  April 1, 1993 (Form 10, Exhibit 2(e), File No. 0-22098).

 *2(f)     -      Order on Motion for Order in Aid of Implementation of Plan
                  dated September 14, 1993 (Form 10/A, Amendment No. 2 to Form
                  10, Exhibit 2(f), File No. 0-22098).

 *2(g)     -      Share Purchase Agreement, dated as of June 28, 1996, between the Company's subsidiary, GUVAB Gesellschaft fur
                  Unternehmensbeteililgungen und Vermogensverwaltung im aluminiumverarbeitenden Bereich mbH ("GUVAB"), and Lingemann
                  (Form 8-K dated July 10, 1996, File No. 0-22098).**

 *2(h)     -      Asset Purchase Agreement, dated as of July 1, 1996, among the
                  Company's subsidiary, HHI Acquisition Corp., Lingemann, and
                  Helima-Helvetion International, Inc. (Form 8-K dated July 10,
                  1996, File No. 0-22098).**

 *2(i)     -      Stock Purchase Agreement, dated as of September 3, 1996,
                  between the Company's subsidiary and Esselte Corporation (Form
                  8-K dated September 6, 1996, File No. 0- 22098).**

 *2(j)     -      Asset Purchase Agreement, dated as of October 4, 1996, between the Company and Franklin Electronic Publishers, Inc. and List of Omitted Schedules (Form 8-K dated October 4, 1996, File No.
                  0-22098).**

 *2(k)     -      Asset Purchase Agreement, dated as of February 12, 1997,
                  between the Company and Newell Co. (Form 8-K dated March 5,
                  1997, File No. 0-22098).**

 *3(a)     -      Amended and Restated Certificate of Incorporation of the
                  Company (Form 10, Exhibit 3(a), File No. 0-22098).

 *3(b)     -      Amended and Restated Bylaws of the Company (Form 10, Exhibit
                  3(b), File No. 0- 22098).

 *4(a)     -      Settlement Agreement and Stipulated Order by and between the
                  Company, certain subsidiaries of the Registrant, the Valspar
                  Corporation and the United States of America by order of the United States District Court for the Western District of
                  Texas, San Antonio Division, dated January 19, 1993 (Form 10,
                  Exhibit 4(h), File No. 0- 22098.

 *4(b)     -      Stipulation regarding Settlement Agreement and Stipulated
                  Order amending Exhibit 4(h) (Form 10, Exhibit 4(i), File No.
                  0-22098).

 *4(c)     -      Credit Agreement, dated as of October 21, 1994, among the
                  Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as
                  Co-Agents, and Citicorp USA, Inc., as Administrative Agent
                  (Form S-8 Registration Statement, as amended, Exhibit 4(o),
                  File No. 33-86938).**

 *4(d)     -      First Amendment to Credit Agreement, dated as of November 21,
                  1994, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl
                  Street L.P., as Co-Agents, and Citicorp USA, Inc., as
                  Administrative Agent (Form S-8 Registration Statement, as amended, Exhibit 4(p), File No. 33-86938).**

 *4(e)     -      Second Amendment to Credit Agreement, dated as of March 8,
                  1995, among the Company, the institutions from time of time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl
                  Street L.P., as Co-Agents, and Citicorp USA, Inc., as
                  Administrative Agent (Form 10-K for the year ended December
                  31, 1994, Exhibit 4(f), File No. 0-22098).**

 *4(f)     -      Third Amendment to Credit Agreement, dated as of July 18,
                  1995, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl
                  Street L.P., as Co-Agents, and Citicorp USA, Inc., as
                  Administrative Agent (Form 10-Q for the quarter ended June 30,
                  1995, Exhibit 4(g), File No. 0-22098).**

 *4(g)     -      Fourth Amendment to Credit Agreement, dated as of June 21,
                  1996, among the Company, the institutions from time to time parties thereto as Lenders, the Institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl
                  Street L.P., as Co-Agents, and Citicorp USA, Inc., as
                  Administrative Agent (Form 8-K dated July 10, 1996, File No.
                  0-22098).

 *4(h)     -      Fifth Amendment to Credit Agreement, dated as of March 3,
                  1997, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl
                  Street L.P., as Co-Agents, and Citicorp USA, Inc., as
                  Administrative Agent (Form 10-K to the year ended December 31,
                  1996, Exhibit 4(h), File No. 0-022098).

 *4(i)     -      Amended and Restated Credit Agreement, dated July 3, 1997
                  (Schedule 13E-4, Exhibit (b)(1), dated July 11, 1997).

 *4(j)     -      Indenture, dated as of August 12, 1997 between the Company and the Trustee (Form S-4 Registration Statement, dated October
                  15, 1997, Exhibit 4(j), File No. 333- 36523).

 *4(k)     -      Form of New Note (included in Exhibit 4(j) above) (Form S-4
                  Registration Statement, dated October 15, 1997, Exhibit 4(k),
                  File No. 333-36523).

 *4(l)     -      Purchase Agreement, dated as of August 7, 1997, among the
                  Company and Goldman, Sachs & Co., McDonald & Company
                  Securities, Inc. and Citicorp Securities Inc. (the "Initial
                  Purchasers") (Form S-4 Registration Statement, dated October
                  15, 1997, Exhibit 4(l), File No. 333-36523).

 *4(m)     -      Exchange and Registration Rights Agreement, dated as of August
                  12, 1997, between the Company and the Initial Purchasers (Form
                  S-4 Registration Statement, dated October 15, 1997, Exhibit
                  4(m), File No. 333-36523).

The following are management contracts and compensatory plans or arrangements in which directors or executive officers participate:


 *10(a)    -      The Company's 1993 Long-Term Incentive Plan (Form 10, Exhibit
                  10 (j), File No. 0-22098).

 *10(b)    -      Supplemental Terms and Conditions Applicable to December 1993
                  Option Awards Under the Company 1993 Long-Term Incentive Plan
                  (Form S-8 Registration Statement, as amended, Exhibit 4(b),
                  File No. 33-86938).

 *10(c)    -      Employment Agreement dated as of May 1, 1993 between the
                  Company and Robert L. Smialek, as amended and restated (Form
                  10/A, Amendment No. 1 to Form 10, Exhibit 10(k), File No.
                  0-22098).

 *10(d)    -      Form of Indemnification Agreement adopted by the Company as of
                  July 30, 1990, entered into between the Registrant and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Form 10, Exhibit 10(n), File No. 0- 22098).

 *10(e)    -      The Company's 1993 Nonemployee Director Stock Incentive Plan
                  (Form 10/A, Amendment No. 1 to Form 10, Exhibit 10(p), File
                  No. 0-22098).

 *10(f)    -      Value Appreciation Agreement as of December 1996, entered into between the Registrant and the following officers: David M.
                  Aronowitz, Robert F. Heffron, Les G. Jacobs, David A. Kauer,
                  Kenneth H. Koch and Philip K. Woodlief (Form 10-K for the year ended December 31, 1996, Exhibit 10(g), File No. 0-22098).

 *10(g)    -      Form for Income Protection Agreement adopted by the Company as of December, 1996, entered into between the Registrant and the officers identified in Exhibit 10(g) (Form 10-K for the year ended December 31, 1996, Exhibit 10(h), File No. 0-22098).

 *10(h)    -      Stock Purchase Agreement by and between the Company and Water
                  Street Corporate Recovery Fund I, L.P., dated July 10, 1997
                  (Schedule 13E-4, Exhibit (c)(2), filed July 11, 1997).

 *10(i)    -      Stock Purchase Agreement by and between the Company and Robert
                  L. Smialek, dated July 10, 1997 (Schedule 13E-4, Exhibit
                  (c)(1), filed July 11, 1997).

 *10(j)    -      Amendment, dated August 11, 1997, Stock Purchase Agreement by and between the Company and Water Street Corporate Recovery
                  Fund I, L.P., dated July 10, 1997 (Form S-4 Registration
                  Statement, dated October 15, 1997, Exhibit 4(k), File No.
                  333-36523).

  10(k)    -      First Amendment to the Insilco Corporation 1993 Long-Term
                  Incentive Plan dated November 26, 1996.

  10(l)    -      Extension Agreement between the Company and Robert L. Smialek dated May 1, 1996.

  10(m)    -      Second Extension Agreement between the Company and Robert L.
                  Smialek dated September 25, 1997.

 *21       -      Subsidiaries of the Registrant (Form 10-Q for the quarter
                  ended September 30, 1996, File No. 0-22098).

  23(a)    -      Consent of KPMG Peat Marwick LLP.

  24       -      Power of Attorney of officers and directors of the Registrant appearing on the signature page hereof.

 *25       -      Statement of Eligibility and Qualification Under the Trust
                  Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Form S-4 Registration Statement, dated October
                  15, 1997, Exhibit 25, File No. 333-36523).

  27       -      Financial Data Schedule.

  99(a)    -      Schedule II - Valuation and Qualifying Accounts.

*    Incorporated by reference, as indicated.

** The Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of any omitted schedule or exhibit to Exhibits 2(g),
     (h), (i), (j) and (k) and 4(c), 4(d), 4(e), and 4(f).

(B)       REPORTS ON FORM 8-K

          A report, dated March 5, 1997, on Form 8-K was pursuant to Item 2 of that form. The following financial statements were filed as part of that report:

              (1)  Pro Forma Financial Information.

                     Unaudited Pro Forma Condensed Balance Sheet as of December
                         31, 1996
                     Unaudited Pro Forma Condensed Consolidated Statements of
                         Operations Year Ended December 31, 1996

          A report, dated October 23, 1997, on Form 8-K was filed pursuant to
          Item 2 of that form.

          A report, dated November 19, 1997, on Form 8-K was filed pursuant to
          Item 2 of that form.

(C)       EXHIBITS

          The Exhibits to this report begin on page 72.

(D)       FINANCIAL STATEMENT SCHEDULES:

          See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

       Note: All other schedules called for under Regulation S-X not included herein have been omitted because they are not applicable, the required information is not material or the required information is included in the financial statements or notes thereto.


                      [This space intentionally left blank]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               INSILCO CORPORATION

Date March 30, 1998                            By:  /s/ Philip K. Woodlief
                                                    ----------------------------
                                                    Philip K. Woodlief
                                                    Vice President and Corporate
                                                     Controller

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


     Robert L. Smialek*       President, Chief Executive       )
     ----------------------   Officer and Director             )
     Robert L. Smialek        (Principal Executive Officer)    )

     Philip K. Woodlief       Vice President and Corporate     )
     ----------------------   Controller                       )
     Philip K. Woodlief       (Principal Accounting Officer)   )

     James J. Gaffney*                                         )
     ----------------------                                    )
     James J. Gaffney         Director                         )

     Terence M. O'Toole*                                       )  March 30, 1998
     ----------------------                                    )
     Terence M. O'Toole       Director                         )

     Thomas E. Petry*                                          )
     ----------------------                                    )
     Thomas E. Petry          Director                         )

     Barry S. Volpert*                                         )
     ----------------------                                    )
     Barry S. Volpert         Director                         )


     /s/ Philip K. Woodlief
     ----------------------
By:  *Philip K. Woodlief
     Attorney-in-Fact

                              INSILCO CORPORATION


                                   FORM 10-K


                                    EXHIBITS

                                    Exhibit

 *2(a)  -   Amended and Restated Plan of Reorganization Jointly Proposed by the
            Debtors and the Official Joint Committee of Unsecured Creditors dated November 23, 1992 (Form T-3, Exhibit T3E-3, File
            No. 22-23356).

 *2(b)  -   Order Confirming Plan of Reorganization and Approving Settlements
            Pursuant to Bankruptcy Rule 9019 dated November 24, 1992 (Form T-3,
            Exhibit T3E-4, File No. 22-23356).

 *2(c)  -   Order on Motion for Order in Aid of Implementation of Plan dated
            March 23, 1993 (Form T-3, Exhibit T3E-5, File No. 22-23356).

 *2(d)  -   Order on Debtors' Supplemental Motion for Order in Aid of
            Implementation of Plan dated March 23, 1993 (Form T-3, Exhibit
            T3E-6, File No. 22-23356).

 *2(e)  -   Notice of (1) Order Confirming Plan of Reorganization, (2)
            Effective Date and (3) Administrative Claims Board Date dated April
            1, 1993 (Form 10, Exhibit 2(e), File No. 0-22098).

 *2(f)  -   Order on Motion for Order in Aid of Implementation of Plan dated
            September 14, 1993 (Form 10/A, Amendment No. 2 to Form 10, Exhibit
            2(f), File No. 0-22098).

 *2(g)  -   Share Purchase Agreement, dated as of June 28, 1996, between the
            Company's subsidiary, GUVAB Gessellschaft Fhr Unternehmensbeteilil gungen und Vermogensverwaltung im aluminiumverarbeiten den Bereich mbH ("GUVAB"), and Lingemann (Form 8-K dated July 10, 1996, File
            No. 0-22098).**

 *(2h)  -   Asset Purchase Agreement, dated as of July 1, 1996, among the
            Company's subsidiary, HHI Acquisition Corp., Lingemann, and
            Helima-Helvetion International, Inc (Form 8-K dated July 10, 1996,
            File No. 0-22098).**

 *2(i)  -   Stock Purchase agreement, dated as of September 3, 1996, between the Company's subsidiary and Esselte Corporation (Form 8-K dated
            September 6, 1996, File No. 0-22098).**

 *2(j)  -   Asset Purchase Agreement, dated as of October 4, 1996, between the
            Company and Franklin Electronic Publishers, Inc.  and List of
            Omitted Schedules (Form 8-K dated October 4, 1996, File No.
            0-22098).**

 *2(k)  -   Asset Purchase Agreement, dated as of February 12, 1997, between the Company and Newell Co. (Form 8-K dated March 5, 1997, File
            No. 0-22098).**

 *3(a)  -   Amended and Restated Certificate of Incorporation of the Company
            (Form 10, Exhibit 3(a), File No. 0-22098).

 *3(b)  -   Amended and Restated Bylaws of the Company (Form 10, Exhibit 3(b),
            File No. 0-22098).

 *4(a)  -   Settlement Agreement and Stipulated Order by and between the
            Company, certain subsidiaries of the Registrant, the Valspar
            Corporation and the United States of America by order of the United
            States District Court for the Western District of Texas, San
            Antonio Division, dated January 19, 1993 (Form 10, Exhibit 4(h),
            File No. 0-22098).

                                    Exhibit




 *4(b)  -   Stipulation regarding Settlement Agreement and Stipulated Order amending Exhibit 4(h) (Form 10, Exhibit 4(i), File No. 0-22098).

 *4(c)  -   Credit Agreement, dated as of October 21, 1994, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as Co-Agents, and
            Citicorp USA, Inc., as Administrative Agent (Form S-8 Registration
            Statement, as amended, Exhibit 4(o), File No. 33-86938).**

 *4(d)  -   First Amendment to Credit Agreement, dated as of November 21, 1994, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street
            L.P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent
            (Form S-8 Registration Statement, as amended, Exhibit 4(p), File
            No. 33-86938).**

 *4(e)  -   Second Amendment to Credit Agreement, dated as of March 8, 1995, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.
            P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent;
            (Form 10-K for the year ended December 31, 1994, Exhibit 4(f), File
            No. 0-22098).**

 *4(f)  -   Third Amendment to Credit Agreement, dated as of July 18, 1995, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.
            P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent;
            (Form 10-Q for the quarter ended June 30, 1995, Exhibit 4(g), File
            No. 0-22098).**

 *4(g)  -   Fourth Amendment to Credit Agreement, dated as of June 21, 1996, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.
            P., as Co-Agents, and Citicorp USA, Inc., as Administrative Agent;
            (Form 8-K dated July 10, 1996, File No. 0-22098).**

 *4(h)  -   Fifth Amendment Credit Agreement, dated as of March 3, 1997, among the Company, the institutions from time to time parties thereto as Lenders, the institutions from time to time parties thereto as Issuing Banks, Citicorp USA, Inc. and Pearl Street L.P., as
            Co-Agents, and Citicorp USA, Inc., as Administrative Agent (Form
            10-K to the year ended December 31, 1996, Exhibit 4(h), File
            No. 0-022098).

 *4(i)  -   Amended and Restated Credit Agreement, dated July 3, 1997 (Schedule
            13E-4, Exhibit (b)(1), dated July 11, 1997).

 *4(j)  -   Indenture, dated as of August 12, 1997 between the Company and the
            Trustee (Form S-4 Registration Statement, dated October 15, 1997,
            Exhibit 4(j), File No. 333-36523).

 *4(k)  -   Form of New Note (included in Exhibit 4(j) above) (Form S-4
            Registration Statement, dated October 15, 1997, Exhibit 4(k), File
            No. 333-36523).

                                    Exhibit




 *4(l)  -   Purchase Agreement, dated as of August 7, 1997, among the Company and Goldman, Sachs & Co., McDonald & Company Securities, Inc. and
            Citicorp Securities Inc.  (the "Initial Purchasers")  (Form S-4
            Registration Statement, dated October 15, 1997, Exhibit 4(l), File
            No. 333-36523).

 *4(m)  -   Exchange and Registration Rights Agreement, dated as of August 12,
            1997, between the Company and the Initial Purchasers (Form S-4
            Registration Statement, dated October 15, 1997, Exhibit 4(m), File
            No. 333-36523).

The following are management contracts and compensatory plans or arrangements in which directors or executive officers participate:


 *10(a)  -   The Company's 1993 Long-Term Incentive Plan (Form 10, Exhibit
             10(j), File No. 0-22098).

 *10(b)  -   Supplemental Terms and Conditions Applicable to December 1993
             Option Awards Under the Company 1993 Long-Term Incentive Plan
             (Form S-8 Registration Statement, as amended, Exhibit 4(b), File
             No. 33-86938).

 *10(c)  -   Employment Agreement dated as of May 1, 1993 between the Company and Robert L. Smialek, as amended and restated (Form 10/A, Amendment No. 1 to Form 10, Exhibit 10(k), File No. 0-22098).

 *10(d)  -   Form of indemnification Agreement adopted by the Company as of
             July 30, 1990, entered into between the Registrant and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Form 10, Exhibit 10(n), File No.
             0-22098).

 *10(e)  -   The Company's 1993 Nonemployee Director Stock Incentive Plan (Form
             10/A, Amendment No. 1 to Form 10, Exhibit 10(p), File
             No.0-22098).

 *10(f)  -   Value Appreciation Agreement as of December 1996 entered into between the Registrant and the following officers: David M.
             Aronowitz, Robert F. Heffron, Les G. Jacobs, David a Kauer,
             Kenneth H. Koch and Philip K. Woodlief (Form 10-K for the year ended December 31, 1996, Exhibit 10(g), File No. 0-22098).

 *10(g)  -   Form of Income Protection Agreement adopted by the Company as of
             December, 1996, entered into between the Registrant and the officers identified in Exhibit 10(g) (Form 10-K for the year ended
             December 31, 1996, Exhibit 10(g), 10(h), File No. 0-22098).

 *10(h)  -   Stock Purchase Agreement by and between the Company and Water
             Street Corporate Recovery Fund I, L.P., dated July 10, 1997
             (Schedule 13E-4, Exhibit (c)(2), filed July 11, 1997).

 *10(i)  -   Stock Purchase Agreement by and between the Company and Robert L.
             Smialek, dated July 10, 1997 (Schedule 13E-4, Exhibit (c)(1), filed July 11, 1997).

                                    Exhibit




*10(j)   -    Amendment, dated August 11, 1997, Stock Purchase Agreement by and between the Company and Water Street Corporate Recovery Fund I,
              L.P., dated July 10, 1997 (Form S-4 Registration Statement, dated
              October 15, 1997, Exhibit 4(k), File No. 333-36523).

 10(k)    -   First Amendment to the Insilco Corporation 1993 Long-Term
              Incentive Plan dated November 26, 1996.

 10(l)    -   Extension Agreement between the Company and Robert L. Smialek dated May 1, 1996.

 10(m)    -   Second Extension Agreement between the Company and Robert L.
              Smialek dated September 25, 1997.

 *21      -   Subsidiaries of the Registrant (Form 10-Q for the quarter ended
              September 30, 1996, File No. 0-22098).

 23(a)    -   Consent of KPMG Peat Marwick LLP.

 24       -   Power of Attorney of officers and directors of the Registrant appearing on the signature page hereof.

 *25      -   Statement of Eligibility and Qualification Under the Trust
              Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Form S-4 Registration Statement, dated October 15,
              1997, Exhibit 25, File No. 333-36523).

 27       -   Financial Data Schedule

 99(a)    -   Schedule II-Valuation and Qualifying Accounts.

*    Incorporated by reference, as indicated.
** The Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of any omitted schedule or exhibit to Exhibits 2(g),
     (h), (i), (j) and (k) and 4(c), 4(d), 4(e), 4(f) and 4(g).