Form 10-K405/A
period 1997-12-31
INSILCO CORP/DE/
filed 1998-04-13
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For The Year Ended December 31, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes[x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $92,973,869 on April 3, 1998.

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No [ ]

         There were 4,120,128 shares of the Registrant's Common Stock outstanding on April 3, 1998.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth name, age and business experience of the directors of the Company. Each director has held the occupation indicated for more than the past five years unless otherwise indicated.


                                    NAME AND BUSINESS EXPERIENCE                                          AGE
                                    ----------------------------                                          ---

James J. Gaffney                                                                                          57
        Mr. Gaffney specializes in the turnaround of financially troubled companies, serving with such companies as the chief executive officer, as a director or as an independent consultant. Mr. Gaffney provides consulting services to GS Capital Partners II, L.P. (a private investment fund affiliated with Water Street Corporate Recovery Fund I, L.P.
        and Goldman, Sachs & Co.) and other affiliated investment funds in relation to an investment held by those funds and, pursuant to such arrangement, is currently serving as Chairman of Vermont Investments, Ltd., a conglomerate based in New Zealand. He previously served as the President and Chief Executive Officer of General Aquatics,
        Inc., a successor to KDI Corporation , from September 1993 until it was sold in May
        1997, as Chief Executive Officer of International Tropic-Cal, Inc. from August 1991 to
        July 1992, and as an independent consultant from September 1989 to August 1991, and from July 1992 to the present. He also is a director of Koll Real Estate Group Inc.,
        Advantica Food Group, Inc., and several private companies.

Terence M. O'Toole                                                                                        39
        Mr. O'Toole has been a Managing Director of Goldman, Sachs & Co. ("Goldman Sachs")
        since November 1996. Previously, he was a general partner of Goldman Sachs from 1992 to
        1996. Mr. O'Toole is also a member of Goldman Sachs' Investment Committee. He was previously a Vice President of Goldman Sachs. Mr. O'Toole is a director of Amscan
        Holdings, Inc., AMF Bowling Inc., AMF Bowling Worldwide, Inc., Western Wireless
        Corporation, and several private companies.

Thomas E. Petry                                                                                           58
        Mr. Petry is the retired Chairman of the Board (a position he held from March 1989 to
        March 1998) of Eagle-Picher Industries, Inc., which is engaged in the manufacture of earthmoving equipment and other machinery, automotive parts and other industrial products. A voluntary petition under Chapter 11 of the Federal Bankruptcy Laws was filed by Eagle-Picher Industries, Inc. on January 7, 1991. An amended plan of reorganization was filed during August 1996, and approved by U.S. Bankruptcy Court during November 1996, whereby Eagle- Picher emerged from bankruptcy reorganization. Mr.
        Petry is a director of Eagle-Picher, The Union Central Life Insurance Co., The William
        Powell Co., CINergy Corp., Star Banc Corp., and Star Bank, N.A.

Robert L. Smialek                                                                                         54
        Mr. Smialek has served as Chairman of the Board, President and Chief Executive Officer
        of the Company since May 1, 1993. From October 1992 to May 1993, Mr. Smialek served as the President and Chief Operating Officer of the Temperature and Appliance Controls
        Group of Siebe plc, a global controls and engineering firm. From September 1990 to
        October 1992, Mr. Smialek served as President and Chief Operating Officer of Ranco,
        Inc., a subsidiary of Siebe, Inc. Mr. Smialek is a director of General Cable
        Corporation and Gleason Corporation.

Barry S. Volpert                                                                                          38
        Mr. Volpert has been a Managing Director of Goldman Sachs and a Participating Limited
        Partner in Goldman Sachs Group, L.P. ("GS Group") since November 1996. He was a general partner of Goldman Sachs from 1994 to 1996. He was previously a Vice President of
        Goldman Sachs from 1990 to 1994 and the Manager of Water Street Corporate Recovery Fund
        I, L.P., an investment partnership of which Goldman Sachs is the general partner
        ("Water Street"), from 1991 to 1994. From 1989 to 1991, Mr. Volpert was the head of
        Goldman Sachs' workout and restructuring advisory business. He also is a director of
        Elifin S.A. (Luxembourg), Vermont Investments, Ltd. (New Zealand), Starwood Hotels &
        Resorts Worldwide, Inc., IDB Holding Corporation Ltd., and Rockefeller Center
        Properties, Inc.

       The nonemployee directors were first elected to the Board of Directors effective April 1, 1993. Mr. Smialek, as the Company's Chief Executive Officer, became a director effective May 1, 1993. Each has served as a director continuously since his election.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

       The Board of Directors of the Company had a total of four regular meetings and four special meetings. Each of the directors attended 75% or more of the total number of the Board of Directors meetings held during 1997. The Board of Directors has standing Audit and Compensation Committees. The members of the Audit Committee are James J. Gaffney, Terence M. O'Toole, Thomas E. Petry and Barry S. Volpert. The Audit Committee oversees the work of the internal audit staff and external auditors and met three times during 1997. All members of the Audit Committee attended 75% or more of the total number of the Audit Committee meetings held during 1997. The Compensation Committee, comprised of James J. Gaffney and Thomas E. Petry, reviews officer compensation, administers the 1993 Long-Term Incentive Plan, and met two times during 1997, with both members attending all meetings.

       As required by the Company's Amended and Restated Plan of Reorganization filed with the United States Bankruptcy Court for the Western District of Texas in November 1992 (the "Plan of Reorganization"), a Litigation Committee, comprised of Messrs. Gaffney and Petry, investigated potential claims against Merrill Lynch & Co., Inc., and its subsidiary Merrill Lynch, Pierce, Fenner & Smith Inc., in connection with certain aspects of the leveraged buyout of the Company in 1988. The Litigation Committee concluded its task in March 1997.

DIRECTOR COMPENSATION

       In 1993, the Company adopted the 1993 Nonemployee Director Stock Incentive Plan (the "1993 Director Plan") covering 360,000 shares of Common Stock for nonemployee directors in lieu of paying annual or other directors' fees. Each present nonemployee director, having purchased 6,666 shares of Common Stock issued by the Company at $15 per share, was awarded 13,334 shares of restricted stock and has been granted options to purchase up to 40,000 shares of Common Stock from the Company under the 1993 Director Plan. The terms of the options and the restricted stock awards, including forfeiture provisions, generally are the same as those described under "Employment and Severance Benefit Agreements" respecting the options and restricted stock awarded Mr. Smialek. Water Street owns the options granted to Messrs. O'Toole and Volpert and the stock sold or awarded to them. Each nonemployee director participating in the 1993 Director Plan has become fully vested in all of the options and restricted stock awarded to them under the 1993 Director Plan.

EXECUTIVE OFFICERS

       Set forth below are the name, age and office of each "executive officer" of the Company (as defined by the Securities and Exchange Commission).

       Robert L. Smialek, age 54               President and Chief Executive Officer
       Kenneth H. Koch, age 42                 Vice President, General Counsel and Secretary
       Leslie G. Jacobs, age 47                Vice President, Human Resources and Assistant Secretary
       Philip K. Woodlief, age 44              Vice President and Corporate Controller
       David A. Kauer, age 42                  Vice President and Treasurer

       Executive officers are elected annually to serve for a year or until their successors are elected. During the past five years, Mr. Smialek has had the business experience set forth above under "Directors," while the other executive officers have had the business experience described below. Unless otherwise stated, positions are with the Company.

       Mr. Koch: Vice President, General Counsel and Secretary (since October
1993); prior thereto, attorney and partner with the law firm of Porter, Wright, Morris & Arthur.

       Mr. Jacobs: Vice President, Human Resources (since August 1993); Director of Human Resources from January 1990 to August 1993; prior thereto, Director, Compensation and Employee Programs, of Rockwell International.

       Mr. Woodlief: Vice President and Corporate Controller (since April 1997); Controller from February 1989 to April 1997.

       Mr. Kauer: Vice President and Treasurer (since April 1997); Treasurer from September 1993 to April 1997; Controller and Treasurer of Johnson Yokogawa Corporation (a joint venture of Yokogawa Electric Corporation and Johnson Controls, Inc.), October 1989 - September 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission ("SEC"). Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports and written representations from reporting persons, the Company believes that all reporting persons complied with all filing requirements during fiscal 1997.


                         ITEM 11. EXECUTIVE COMPENSATION

       The aggregate remuneration of the Chief Executive Officer during 1997 and the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1997, is set forth in the following table:

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term Compensation
                                                  Annual Compensation                       Awards
                                             --------------------------------------------------------------------
              (a)                    (b)           (c)             (d)               (f)                (g)               (i)
                                                                                                    Securities         All Other
Name and Principal                                                             Restricted Stock     Underlying        Compensation
Position                            Year       Salary ($)       Bonus ($)        Award(s) ($)       Options (#)           ($)
------------------------------------------------------------------------------------------------------------------------------------
Robert L. Smialek                   1997            $550,000       $300,000                    --              --        $ 9,901(1)
President and CEO                   1996             537,499        235,000                    --              --         13,251(2)
                                    1995             500,000        180,000                    --              --         13,817(3)

Robert F. Heffron(4)                1997             276,250        135,000                    --          15,000          6,372(5)
Executive Vice President            1996             252,500        150,000                    --           4,000          5,920(6)
and Chief Operating Officer         1995             237,500        110,000                    --              --          3,671(7)

Philip K. Woodlief                  1997             174,667         80,000                    --          10,000          3,285(8)
Vice President and                  1996             157,000         65,000                    --           1,500          3,039(9)
Corporate Controller                1995             145,000         45,000                    --              --          2,412(10)

David A. Kauer                      1997             164,000         80,000                    --          10,000          3,369(11)
Vice President and                  1996             143,917         58,000                    --           1,500          3,109(12)
Treasurer                           1995             130,833         40,000                    --              --          2,447(13)

Kenneth H. Koch                     1997             162,833         75,000                    --          10,000          3,314(14)
Vice President, General             1996             151,167         78,373                    --           2,500          3,114(15)
Counsel and Secretary               1995             138,667         50,000                    --              --          2,693(16)

--------------

(1) Includes employer contributions under the Company's Employee Thrift Plan 401(k) (the "Thrift Plan") ($2,400) and insurance premiums paid by the Company ($7,501).

(2) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($10,509).

(3) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($8,354).

(4) Mr. Heffron was employed by the Company from July 1, 1993 to February 24, 1998.

(5) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($3,661).

(6) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($3,301).

(7) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($1,136).

(8) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($885).

(9) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($733).

(10) Includes Thrift Plan contributions ($2,198) and insurance premiums paid by the Company ($214).

(11) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($969).

(12) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($859).

(13) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($197).

(14) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($791).

(15) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($733).

(16) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($198).

STOCK OPTIONS

       The following table shows information regarding options to purchase shares of the Company's Common Stock granted to executive officers named in the summary compensation table in 1997 under the 1993 Long-Term Incentive Plan.


                                          OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------------------
                                               INDIVIDUAL GRANTS
                              ----------------------------------------------------          POTENTIAL REALIZABLE VALUE
                                           % OF TOTAL                                         AT ASSUMED ANNUAL RATES
                                             OPTIONS                                        OF STOCK PRICE APPRECIATION
                               OPTIONS     GRANTED TO      EXERCISE                             FOR OPTION TERM(1)
                               GRANTED      EMPLOYEES       PRICE      EXPIRATION   -------------------------------------------
           NAME                  (#)      IN FISCAL YEAR  ($/SHARE)       DATE         0%($)          5%($)          10%($)
---------------------------   ----------  -------------   ----------  ------------  -----------   -------------   -------------
Robert L. Smialek                --            --             --           --           --             --              --
Robert F. Heffron              15,000         9.9%          $36.75       6/25/02        $0          $152,300        $336,544
Philip K. Woodlief             10,000         6.6%          $36.75       6/25/02        $0          $101,533        $224,362
David A. Kauer                 10,000         6.6%          $36.75       6/25/02        $0          $101,533        $224,362
Kenneth H. Koch                10,000         6.6%          $36.75       6/25/02        $0          $101,533        $224,362

--------------

(1) The amounts under the columns labeled "5%($)" and "10%($)" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the Company's Common Stock. Such amounts are based on the assumption that the option holders hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of the Company's Common Stock. The column headed "0%($)" is included to illustrate that the options were granted at fair market value and option holders will not recognize any gain without an increase in the stock price, which increase benefits all shareholders commensurately.


       The following table provides certain information regarding the number and the value of stock options held by the named executive officers at fiscal year end.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT FISCAL
                                                            OPTIONS AT FISCAL YEAR-END (#)            YEAR-END ($)(2)
                                                            ------------------------------    --------------------------------
                                 SHARES
                                ACQUIRED
                                   ON           VALUE
                                EXERCISE      REALIZED
           NAME                    (#)         ($)(1)       EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------------    ----------    -----------    ------------    --------------    -------------    ---------------
Robert L. Smialek                 160,000     $3,460,000         160,000            80,000         $480,000           $760,000
Robert F. Heffron                   5,000     $  111,875          29,332            17,668         $384,000           $      0
Philip K. Woodlief                  9,488     $  212,690          11,012            11,000         $114,216           $      0
David A. Kauer                      5,000     $  111,875          10,500            11,000         $105,000           $      0
Kenneth H. Koch                     7,500     $  167,813          10,332            11,668         $ 96,000           $      0

--------------

(1) Value realized represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without consideration for any taxes or brokerage expenses which may have been owed.

(2) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and per share fair market value of $33.00 on December 31, 1997.

       The following table provides certain information regarding long-term incentive plan awards of the Company's Common Stock granted to executive officers named in the summary compensation table in 1997 under the 1993 Long-Term Incentive Plan.


             LONG -TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                  (a)                            (b)                                     (c)
                                          Number of Shares,
                                            Units or Other                Performance or Other Period Until
           Name                            Rights (#)(1)(2)                     Maturation or Payout
-------------------------------        ------------------------         -------------------------------------
Robert L. Smialek                                            --                          --
Robert F. Heffron                                        14,964                        6/24/00
Philip K. Woodlief                                        9,506                        6/24/00
David A. Kauer                                            9,252                        6/24/00
Kenneth H. Koch                                           9,088                        6/24/00

--------------

(1) Under the terms of the Company's 1993 Long-Term Incentive Plan, the Company adopted a Share Investment Program, effective June 25, 1997 (the "Program"), to create a significant increase in shareholder value and to retain key management personnel necessary to achieve such objective. The Compensation Committee designated certain members of executive management to participate in the Program. Under the terms of the Program, participants were required to maintain an investment of shares of the Company's Common Stock up to an amount equal to the participant's annual salary (the "Initial Investment") until certain conditions are satisfied. The Program provides for the award of two tranches of restricted stock, each in an amount equal to the Initial Investment. The first tranche is awarded if the Company's Common Stock achieves a market price of $47.77 for 20 consecutive trading days and the second tranche is awarded if the Company's Common Stock achieves a market price of $58.80 for 20 consecutive trading days. The shares awarded under the Program upon satisfaction of the market price conditions do not vest to the participants until June 24, 2000 and any earned or awarded shares may be forfeited if the participant voluntarily terminates his or her employment prior to such vesting.

(2) The number of shares reported in the table assumes that the goals for the first and second tranche established under the Program have been achieved.

RETIREMENT PLAN AND SUPPLEMENTAL ARRANGEMENTS

       The Company's Retirement Plan for Salaried Employees (the "Retirement Plan") provides retirement benefits for salaried employees, including officers. The Company compensates employees for the loss of benefits which otherwise would result because of the limitations the Internal Revenue Code places on pensions that may be paid under tax-qualified retirement plans such as the Retirement Plan. The unfunded supplemental retirement payments are accounted for as operating expenses when earned.

       The following table shows the estimated annual retirement allowances payable after retirement at normal retirement age to persons in the following specified remuneration and years-of-service classifications (before any deductions for joint or survivorship payments) without regard to any statutory limitations imposed by the Internal Revenue Code. Normal retirement allowances, beginning at age 65, equal (i) 50% of final average compensation minus (ii) 50% of the retiree's primary social security benefit, pro-rated if total service is less than 25 years or, in certain cases, is less than 35 years. Five years of service is required for vesting.

       FINAL
      AVERAGE                                             Years of Service
    EARNINGS(1)                 15                 20                 25                 30                 35

      $125,000              $ 33,385          $ 44,514           $ 55,642           $ 55,642           $ 55,642
       150,000                40,885            54,514             68,142             68,142             68,142
       175,000                48,385            64,514             80,642             80,642             80,642
       200,000                55,885            74,514             93,142             93,142             93,142
       250,000                70,885            94,514            118,142            118,142            118,142
       300,000                85,885           114,514            143,142            143,142            143,142
       350,000               100,885           134,514            168,142            168,142            168,142
       400,000               115,885           154,514            193,142            193,142            193,142
       450,000               130,885           174,514            218,142            218,142            218,142
       500,000               145,885           194,514            243,142            243,142            243,142
       550,000               160,885           214,514            268,142            268,142            268,142
       600,000               175,885           234,514            293,142            293,142            293,142
       650,000               190,885           254,514            318,142            318,142            318,142

---------------

(1) The higher of (i) average annual compensation for any five consecutive calendar years during the final 10 years of employment or (ii) the average annual compensation for the last 60 months of employment. Compensation consists of salary (including voluntary salary deferrals) and bonus. Supplemental payments are based on average earnings in excess of $160,000.

       At December 31, 1997, Messrs. Smialek, Heffron, Koch, Woodlief, and Kauer were credited, under the Retirement Plan and various supplemental arrangements, with approximately 3.7, 6.8, 3.2, 7.9, and 3.3 years of service, respectively, for purposes of determining their pensions.

EMPLOYMENT AND SEVERANCE BENEFIT AGREEMENTS

       The Company employs Mr. Smialek under an agreement providing that Mr. Smialek will serve indefinitely as President and Chief Executive Officer of the Company. Under the agreement, Mr. Smialek receives an annual base salary of $550,000. Mr. Smialek will be eligible to receive annual bonuses and salary increases in such amounts as may be reasonably determined by the Compensation Committee. Mr. Smialek received an annual bonus for 1997 in the amount of $300,000. Mr. Smialek also is entitled to participate in all incentive, savings, retirement and welfare benefit plans and arrangements in which certain other senior executive officers are eligible to participate, other than any restricted stock or option plans in which his participation will be at the discretion of the Company.

       If Mr. Smialek's employment is terminated by the Company without "Cause" or by Mr. Smialek for "Good Reason" (as the quoted terms are used in the agreement), he will be entitled to a lump sum amount equal to his accrued salary, annual bonus and vacation pay and any compensation previously deferred by him (collectively, the "Accrued Obligations") as well as a severance payment equal to his annual salary plus the greater of $150,000 or his most currently determined annual bonus, together with the continuation of certain benefits for a one-year period.

       In 1993, Mr. Smialek purchased from the Company 33,333 restricted shares of Common Stock issued under the Plan at a cash purchase price per share of $15, whereupon 66,667 restricted shares were awarded to him under the Plan for a nominal price (all of such restricted shares are referred to collectively herein as the "Restricted Shares"). Restrictions on the Restricted Shares expired March 31, 1996, and Mr. Smialek has all the rights of a holder of common stock with respect to such shares. Mr. Smialek has the option to settle the tax withholding obligations of the Company resulting from expiration of the restrictions with shares of Common Stock.

       In December 1996, the Company entered into a Value Appreciation Agreement with Messrs. Heffron, Jacobs, Koch, Woodlief, Kauer and certain other officers. The Value Appreciation Agreement provides that the executives will be entitled to receive a commission from the Company in certain circumstances following a transaction giving rise to a change in control. The amount of the commission is dependent on achieving a threshold price per share in any such transaction and is determined based on the amount realized per share in excess of the threshold price taking into account increases in the Company's enterprise value since December 1996. The Value Appreciation Agreement has a term of two years. On March 24, 1998, the Company announced that it had entered into a definitive merger agreement with DLJ Merchant Banking Partners II, L.P. ("DLJMB") at a price of $44.50 per share payable in a combination of $42.98 in cash and the right to retain .03419 of a share of common stock of the surviving corporation. If the Company consummates the pending merger with DLJMB, the commission on the sale will be $2.6 million.

       In December 1996, the Company entered into Income Protection Agreements with Messrs. Heffron, Jacobs, Koch, Woodlief, Kauer and certain other officers. The Income Protection Agreements provide that in the event of termination of an executive's employment by the Company without cause, or, in certain circumstances, by the executive, the executive will be entitled to receive certain severance benefits. The benefits payable to the executive in the event of a termination of employment covered by the Income Protection Agreement are as follows: (i) one year's base salary; (ii) a bonus equal to the bonus paid to executive in 1996 or the target bonus for the year in which employment is terminated, as well as a pro rated bonus for the year in which the termination occurs; (iii) continued participation in the Company's benefit plans for the duration of the severance period; (iv) accelerated vesting of all stock options and stock appreciation rights; (v) continuation of any rights to indemnification from the Company; and (vi) certain outplacement services. The Income Protection Agreements have three year terms and automatically renew for subsequent one year terms, unless terminated by either party.


       The following Compensation Committee Report and Performance Graph will not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A No. 1 into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under such Acts.

                          BOARD COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

OVERVIEW

       The Compensation Committee (the "Committee") has been given the authority to review and evaluate individual executive officers and to determine the compensation for each executive officer. In general, the Committee's philosophy is to attract, motivate and retain qualified key executives, reward individual performance, relate compensation to Company goals and objectives and enhance shareholder value. The Company's compensation program includes competitive base salaries, annual bonus opportunities, competitive benefits and long-term awards under the 1993 Long-Term Incentive Plan (the "Plan").

COMPENSATION OF CHIEF EXECUTIVE OFFICER

       Robert L. Smialek became the Company's Chief Executive Officer effective May 1, 1993. The Compensation Committee, by approval of the Second Extension Agreement between the Company and Mr. Smialek dated September 25, 1997, extended the employment agreement indefinitely. Mr. Smialek's compensation for 1997 consisted of a base salary of $550,000 and a bonus of $300,000. Determination of Mr. Smialek's base salary was primarily based on Mr. Smialek's background and experience, and compensation levels of executives in similar positions in comparable businesses. The cash bonus paid to Mr. Smialek for 1997 was based primarily on the Company achieving certain specified financial performance goals and the perceptions of the Committee. Mr. Smialek will also be eligible to receive annual bonuses in such amounts as may be reasonably determined from time to time by the Compensation Committee.

COMPENSATION OF EXECUTIVE OFFICERS

       The Company's compensation program for its executive officers is based on the following objectives:

       o Total compensation of the executive officers should be linked to the financial performance of the Company and enhancement of shareholder value.

       o The compensation paid to the executive officers of the Company should be competitive with executive compensation levels of similar companies so that the Company can attract, motivate and retain qualified key executives.

       o The compensation program should reward outstanding individual performance and contributions to the Company as well as experience.

       Compensation for executive officers in 1997 consisted of base salary, bonuses and stock option awards under the Plan. Base salaries and bonuses were paid to executive officers (excluding the Chief Executive Officer) based upon each such executive officer's individual performance, duties, responsibilities, experience and tenure, general economic conditions, the recent financial performance of the Company, and other factors. Bonuses paid to the executive officers were determined in accordance with a bonus plan that required 70% of the bonus to be determined on the basis of the Company's achieving certain specified financial performance goals, and 30% on the basis of the Committee's and the Chief Executive Officer's evaluation of the performance of each executive officer. In addition, the Chief Executive Officer has the discretion to make performance-related individual awards.

       Stock options were awarded under the Plan to executive officers (excluding the Chief Executive Officer) in June 1997. The number of options awarded to each executive officer was determined by the Committee based on a recommendation of the Chief Executive Officer. Determination of such awards was based on the executive officer's length of services and the perceptions of the Committee and the Chief Executive Officer of the individual contributions and performance and ability to impact overall business results. The Committee considered the levels of options awarded to executives in similar positions and at similar salary levels as compared to surveys published by compensation consulting firms.

IMPACT OF 1993 TAX ACT CHANGES

       The Budget Reconciliation Act of 1993 (the "Act") amended the Internal Revenue Code to add Section 162(m) that bars a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1,000,000 per year (the "Dollar Limitation"). A covered employee of the Company is any employee who appears in the Summary Compensation Table who is also employed by the Company on December 31. The Dollar Limitation applies to tax years beginning after 1993.

       The legislation potentially impacts three components of the Company's executive compensation package. These include base salaries, bonuses, and awards under the Plan. The Company does not believe that the legislation as amended will have any effect on the deductibility of compensation payable in 1997 to any of its executive officers.

       The Company believes that the Plan currently qualifies for the exemption provided for performance based compensation and awards under the Plan will not be subject to the Dollar Limitation.

COMPENSATION COMMITTEE:

James J. Gaffney
Thomas E. Petry

PERFORMANCE GRAPH

       The following Performance Graph compares the performance of the Company with that of the Russell 2000 Index and the Standard & Poor's Conglomerates Index. The comparison of cumulative total return to shareholders assumes that $100 was invested in the Common Stock of the Company on September 15, 1993 (the effective date of the registration of the Company's Common Stock under the Securities Exchange Act of 1934, as amended), and in the Russell 2000 Index and the Standard & Poor's Conglomerates Index on August 31, 1993, and that all dividends were reinvested.



                Comparison of 52 Month Cumulative Total Return*
            Among Insilco Corporation, The S & P Conglomerate Index
                           And The Russell 2000 Index

                              8/93         12/93      12/94      12/95      12/96       12/97

Insilco Corporation         $100.00       $113.00    $207.00    $268.00    $323.00     $277.00
Russell 2000                 100.00        105.00     104.00     129.00     148.00      181.00
S & P Conglomerates          100.00         99.00      94.00     122.00     139.00      156.00

* Assumes $100 invested on 09/15/93 in Insilco common stock or on 08/31/93 in each index. Total return assumes dividends are reinvested.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table sets forth the only persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Company on April 3, 1998:

NAME AND ADDRESS                           NUMBER OF SHARES          PERCENTAGE
OF BENEFICIAL OWNER                       BENEFICIALLY OWNED          OF CLASS

Water Street Corporate Recovery                 1,863,878(1)(2)          45.2%
Fund I, L.P.
85 Broad Street
New York, NY  10004

Neuberger & Berman, LLC                           546,818                13.3%
605 Third Avenue
New York, NY  10158-3698
-------------

(1) Represents shares beneficially owned by Water Street. Goldman Sachs is the general partner of Water Street and thus may be deemed to be the beneficial owner of shares held by Water Street. GS Group is a general partner of Goldman Sachs and directly owns 334 shares of Common Stock not included in the amount shown. The address of Goldman Sachs and GS Group is 85 Broad Street, New York, NY 10004. Goldman Sachs disclaims beneficial ownership of the shares held by Water Street except to the extent such ownership corresponds to its interests in Water Street and disclaims beneficial ownership of the shares held by GS Group. GS Group disclaims beneficial ownership of the shares held by Water Street to the extent partnership interests in Water Street are held by persons other than GS Group, Goldman Sachs or their affiliates.

(2) Includes an aggregate of 80,000 shares of Common Stock acquired from the Company by Water Street through Messrs. O'Toole and Volpert pursuant to the director plan described under "Director Compensation."

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

       The following table sets forth, as of April 3, 1998, the beneficial ownership of the Company's Common Stock by each officer named in the Summary Compensation Table who owns shares of the Common Stock, each director of the Company and by all directors and executive officers as a group:

                                          NUMBER OF SHARES           PERCENTAGE
NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED           OF CLASS

James J. Gaffney                               8,000                        *
Terence M. O'Toole                         1,863,878(1)                 45.2%
Thomas E. Petry                                8,000                        *
Robert L. Smialek                            315,066(2)                  7.2%
Barry S. Volpert                           1,863,878(1)                 45.2%
Robert F. Heffron(3)                          31,564(4)                     *
Kenneth H. Koch                               12,464(5)                     *
Philip K. Woodlief                            12,013(6)                     *
David A. Kauer                                11,800(7)                     *
All directors and executive
 officers as a group (9 persons)           2,245,429(8)                 50.9%
--------------

*      Less than 1%

(1) The shares listed for Mr. O'Toole and Mr. Volpert are beneficially owned by Water Street or by Goldman Sachs or GS Group of which Mr. O'Toole and Mr. Volpert are general partners; however, Mr. O'Toole and Mr. Volpert disclaim beneficial ownership of such shares except to the extent of their indirect pecuniary interest in such shares.

(2) Includes 240,000 shares subject to stock options exercisable within 60 days of April 3, 1998.

(3) Mr. Heffron's employment with the Company terminated effective February 24, 1998.

(4) Includes 30,664 shares subject to stock options exercisable within 60 days of April 3, 1998.

(5) Includes 11,164 shares subject to stock options exercisable within 60 days of April 3, 1998.

(6) Includes 11,512 shares subject to stock options exercisable within 60 days of April 3, 1998.

(7) Includes 11,000 shares subject to stock options exercisable within 60 days of April 3, 1998.

(8) Includes 287,484 shares subject to stock options exercisable within 60 days of April 3, 1998.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Compensation Committee of the Board of Directors has been comprised of two nonemployee directors, James J. Gaffney and Thomas E. Petry. None of the current directors on the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 1997 or had any relationships during 1997 that would require disclosure under SEC rules, except as follows:

       In 1995, the Company loaned $210,000 to James J. Gaffney, a director of the Company, in two separate loan transactions. Each loan bears interest at a variable rate equal to the applicable federal rate at the date of the loan, adjusted semi-annually in accordance with changes in the applicable federal rate and is payable to the Company on demand. Mr. Gaffney pledged 13,334 shares of restricted stock of the Company to secure his repayment obligation under the terms of the loans. The loan was repaid in full on February 19, 1997.

       Terence M. O'Toole and Barry S. Volpert are partners in Goldman Sachs and directors of the Company. Goldman Sachs has from time to time provided the Company with financial advisory services in connection with significant transactions, including debt offerings, debt refinancings, purchases and sales of businesses, and the sale of the Company. Goldman Sachs has performed such financial advisory and other investment banking services for the

Company on terms and conditions no less favorable to it than it could obtain from an unaffiliated firm of comparable rank, and provide for the payment of fees, the reimbursement of Goldman Sachs' reasonable expenses and the indemnification of Goldman Sachs against various liabilities, including liabilities under the federal securities laws. Goldman Sachs may also hold or acquire from time to time equity or creditor interests in entities with which the Company transacts business in the ordinary course. The Company is not aware of any transaction or of any currently proposed transaction, in which Goldman Sachs has any material direct or indirect interest as a result of its ownership position in a party to the transaction other than the Company, except as follows:

       On July 3, 1997, the Company refinanced its existing credit facility under a new six year $200 million credit facility with a bank group consisting of Citicorp USA, Inc., Goldman Sachs Credit Partners L.P. (formerly Pearl Street, L.P.), an affiliate of Goldman Sachs, and First National Bank of Chicago. Goldman Sachs Credit Partners L.P. had an initial participating interest of $66,667,000 in the credit facility. Goldman Sachs Credit Partners L.P. received $583,000 from the agent bank for its portion of the arrangement fee paid by the Company in 1997.

       During 1997, Goldman Sachs was retained to assist the Company in the sale of the Rolodex business. The business was sold March 5, 1997 and the Company paid Goldman Sachs $1,966,000 in investment banking fees and expenses related to the sale.

       During 1997, Goldman Sachs was also retained to provide the Company with investment banking services in connection with the Company's issuance of $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 which was completed on August 12, 1997 (the "Notes"), as well as the self tender offer to acquire 2,857,142 shares of Common Stock which was completed on August 12, 1997 (the "Tender Offer"). The Company paid Goldman Sachs $3,094,000 in underwriting fees related to the Notes, $2,042,000 in investment banking fees in connection with the refinancing and the issuance of the Notes, and $204,000 for services rendered in connection with the Tender Offer.

       The Company announced on March 24, 1998, that it has entered into a definitive merger agreement with DLJMB. Goldman Sachs advised the Company in connection with this transaction pursuant to the engagement described in the preceding paragraph which was still in effect. Goldman Sachs will receive a fee of $2 million payable on the consummation of the merger.

       The Company believes that the terms of all the transactions and existing arrangements set forth above are no less favorable to the Company than similar transactions and arrangements which might have been entered into with unrelated parties.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INSILCO CORPORATION


Date:  April 10, 1998               By: /s/ PHILIP K. WOODLIEF
                                       ---------------------------------
                                        Philip K. Woodlief
                                        Vice President and Corporate Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 10th day of April, 1998.

       Signature                                 Title


    *ROBERT L. SMIALEK          President, Chief Executive Officer, and Director
---------------------------     (Principal Executive Officer)
    Robert L. Smialek

    *PHILIP K. WOODLIEF         Vice President and Corporate Controller
---------------------------     (Principal Accounting Officer)
    Philip K. Woodlief

    *JAMES J. GAFFNEY           Director
---------------------------
    James J. Gaffney

    *TERENCE M. O'TOOLE         Director
---------------------------
    Terence M. O'Toole

    *THOMAS E. PETRY            Director
---------------------------
    Thomas E. Petry

    *BARRY S. VOLPERT           Director
---------------------------
    Barry S. Volpert

*By: /s/ PHILIP K. WOODLIEF
    -----------------------
     Philip K. Woodlief
     Attorney-in-Fact