Form 10-Q
period 1998-03-31
INSILCO CORP/DE/
filed 1998-05-15
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 1998, 4,121,960 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES



                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----

           Item 1.  Financial Statements

                       Condensed Consolidated Balance Sheets                                               3
                            -  March 31, 1998 (unaudited)
                            -  December 31, 1997

                       Condensed Consolidated Statements of Income                                         4

                            - Three months ended March 31, 1998 (unaudited)
                            - Three months ended March 31, 1997 (unaudited)

                       Condensed Consolidated Statement of Stockholders' Equity (Deficit)                  5

                            - Three months ended March 31, 1998 (unaudited)

                       Condensed Consolidated Statements of Cash Flows                                     6

                            - Three months ended March 31, 1998 (unaudited)
                            - Three months ended March 31, 1997 (unaudited)

                       Notes to Unaudited Condensed Consolidated Financial Statements                      7

                       Independent Auditors' Review Report                                                 10

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                              11

Part II.   OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K                                                       15

           Signatures                                                                                      16

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                      (unaudited)
                                                                                       March 31,          December 31,
                                                                                          1998                1997
                                                                                       ----------         ---------------

                                    Assets
                                    ------
Current assets:
    Cash and cash equivalents                                                             $     7,777              10,651
    Trade receivables, net                                                                     71,688              67,209
    Other receivables                                                                           5,850               3,477
    Inventories, net                                                                           72,570              60,718
    Deferred tax asset                                                                            371                 277
    Prepaid expenses and other current assets                                                   8,993               2,716
                                                                                             --------           ---------

         Total current assets                                                                 167,249             145,048

Property, plant and equipment, net                                                            114,770             113,971
Deferred tax asset                                                                                654               1,054
Investment in Thermalex                                                                         9,128               9,736
Goodwill, net                                                                                  13,167              13,408
Other assets and deferred charges                                                              18,436              19,456
                                                                                             --------            --------

         Total assets                                                                      $  323,404             302,673
                                                                                              =======            ========

                         Liabilities and Stockholders' Deficit
                         -------------------------------------

Current liabilities:
    Current portion of long-term debt                                                     $     1,113               1,684
    Current portion of other long-term obligations                                              5,114               5,393
    Accounts payable                                                                           39,118              39,757
    Income taxes payable                                                                          709               1,112
    Accrued expenses and other                                                                 63,933              57,594
                                                                                              -------            --------

         Total current liabilities                                                            109,987             105,540

Long-term debt, excluding current portion                                                     267,685             256,059
Other long-term obligations, excluding current portion                                         41,933              43,402
Stockholders' deficit                                                                         (96,201)           (102,328)
                                                                                             -------            --------

         Total liabilities and stockholders' deficit                                       $  323,404             302,673
                                                                                              =======            ========


     Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited balance sheet as of that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                                                      Three Months            Three Months
                                                                                         Ended                   Ended
                                                                                       March 31,                March 31,
                                                                                          1998                    1997
                                                                                       -----------            ------------

Sales                                                                                   $  117,305                 117,341
Cost of products sold                                                                       85,618                  82,789
Depreciation and amortization                                                                4,240                   4,065
Selling, general and administrative expenses                                                17,672                  18,932
                                                                                          --------                --------
   Operating income                                                                          9,775                  11,555
                                                                                          --------                --------
Other income (expense):
  Interest expense                                                                          (6,877)                 (3,643)
  Interest income                                                                               51                     489
  Gain on sale of Rolodex Business                                                               -                  95,001
  Other income, net                                                                          1,329                     510
                                                                                          --------               ---------
   Total other income (expense)                                                             (5,497)                 92,357
                                                                                         --------                 --------
   Income before income taxes                                                                4,278                 103,912

Income tax expense                                                                          (1,497)                (40,593)
                                                                                         --------                ---------
   Net income                                                                           $    2,781                  63,319
                                                                                          ========                ========

Earnings per common share:
   Basic net income per share                                                           $     0.68                    6.65
                                                                                         =========               =========
   Weighted average number of common shares outstanding                                  4,086,100               9,516,504
                                                                                         =========               =========

Earnings per common share - assuming dilution:
   Diluted net income per share                                                         $     0.66                    6.39
                                                                                        ==========               =========

   Weighted average number of common shares and
    common share equivalents                                                             4,194,577               9,912,314
                                                                                        ==========               =========



See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                    For the Three Months Ended March 31, 1998
                                   (unaudited)
                                 (In thousands)



                                                                                                   Accumulated
                                          Common Stock   Additional  Retained                         Other                 Total
                                            Par Value    Paid-in     Earnings     Treasury        Comprehensive     Stockholders'
                                           $  0.001      Capital    (Deficit)       Stock             Income       Equity (Deficit)
                                           -----------   --------   ---------    -------------    -------------    ----------------


Balance at December 31, 1997               $         5       --       (82,756)         (16,268)          (3,309)   (102,328)

Net income                                        --         --         2,781             --               --         2,781
Shares issued upon exercise
 of stock options                                 --        2,549        --               --               --         2,549
Tax benefit from exercise of
 stock options                                    --          778        --               --               --           778
Other comprehensive income                        --         --          --               --                 19          19
                                           -----------   --------   ---------    -------------    -------------    --------

Balance at March 31, 1998                  $         5      3,327     (79,975)         (16,268)          (3,290)    (96,201)
                                           ===========   ========   =========    =============    =============    ========




    See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                         Three Months        Three Months
                                                                                             Ended               Ended
                                                                                           March 31,           March 31,
                                                                                             1998                1997
                                                                                       --------------        ------------
Cash flows from operating activities:
   Net income                                                                          $        2,781              63,319
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                                             4,240               4,065
      Deferred tax expense                                                                        617              27,956
      Gain on sale of Rolodex Business                                                              -             (95,001)
      Other noncash charges and credits                                                          (239)               (388)
   Change in operating assets and liabilities:
      Receivables                                                                              (6,986)            (10,552)
      Inventories                                                                             (11,945)            (12,162)
      Payables and other                                                                          310              18,551
                                                                                            ---------            --------

         Net cash used in operating activities                                                (11,222)             (4,212)
                                                                                            ---------            --------

Cash flows from investing activities:
   Capital expenditures                                                                        (5,813)             (4,505)
   Other investing activities                                                                   1,193                 579
   Proceeds from sale of Rolodex Business                                                           -             112,610
                                                                                            ---------            --------

         Net cash provided by (used in) investing activities                                   (4,620)            108,684
                                                                                            ---------            --------

Cash flows from financing activities:
   Proceeds from debt borrowings                                                               12,125               8,440
   Proceeds from sale of stock                                                                  2,549               1,777
   Payment of prepetition liabilities                                                          (1,647)             (1,708)
   Purchase of treasury stock                                                                       -                (576)
   Retirement of long-term debt                                                                   (25)               (161)
                                                                                            ---------            --------

         Net cash provided by financing activities                                             13,002               7,772
                                                                                            ---------            --------

Effect of exchange rate changes on cash                                                           (34)               (202)
                                                                                            ---------            --------

         Net increase (decrease) in cash and cash equivalents                                  (2,874)            112,042

Cash and cash equivalents at beginning of period                                               10,651               3,481
                                                                                            ---------            --------

Cash and cash equivalents at end of period                                             $        7,777             115,523
                                                                                            =========            ========

Interest paid                                                                          $       10,353               3,821
                                                                                            =========            ========

Income taxes paid                                                                      $          840                 183
                                                                                            =========            ========


See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1998

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

(2)    1997 Transactions
       -----------------

       In 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure (the "1997 Transactions") as described more fully below:

       * On March 5, 1997, the Company completed the sale of its Office Products Business within the Office Products/Specialty Publishing Group with the divestiture of its Rolodex office products business (the "Rolodex Business") for $112,610,000, net of transaction costs.

       * On July 3, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated Credit Agreement.

       * In the third quarter of 1997, the Company purchased an aggregate of 5,714,284 shares of its common stock in two transactions using the proceeds from the sale of the Rolodex Business and the proceeds received on the issuance of the $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "Notes").

(3)    Inventories
       -----------

       Inventories consisted of the following at March 31, 1998 (in thousands):

              Raw materials and supplies                                     $ 25,324
              Work-in-process                                                  34,149
              Finished goods                                                   13,097
                                                                              -------

                Total inventories                                            $ 72,570
                                                                               ======

(4)    Comprehensive Income
       --------------------

       On January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and most other non-owner changes in equity. This statement expands or modifies disclosures and has no impact on the Company's financial position, results of operations or cash flows. Comprehensive income for the first quarters of 1998 and 1997 totaled $2,800,000 and $61,544,000, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling $19,000 and ($1,775,000), respectively.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1998

(5)    Earnings Per Share
       ------------------

       The Company has adopted the FASB Statement No. 128 ("SFAS 128"), "Earnings per Share", which simplifies the computation of earnings per share ("EPS"). All prior period earnings per share amounts have been restated to conform with SFAS 128 requirements. Under SFAS 128, the Company computes two earnings per share amounts - basic EPS and EPS assuming dilution. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the period. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the period, including common stock equivalents which reflect the dilutive effect of stock options granted to employees and directors.

(6)    Contingencies
       -------------

       The Company is implicated in various claims and legal actions arising in the ordinary course of business. Those claims or liabilities not subject to Bankruptcy court litigation will be addressed in the ordinary course of business and be paid in cash as expenses are incurred. In the opinion of management, the ultimate disposition of such claims or liabilities will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(7)    Estimates
       ---------

       In conformity with generally accepted accounting principles, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying actual results may ultimately differ from those estimates.

(8)    Pro Forma Result of Operations
       ------------------------------

       The following financial information presents 1998 actual and 1997 pro forma consolidated net sales and results of operations. The 1997 pro forma consolidated net sales and results of operations are presented as if the 1997 Transactions (see Note 2) had occurred at the beginning of 1997, exclusive of nonrecurring items directly attributable to the transaction. The pro forma results of operations are as follows (in thousands, except per share data):

                                                               Three Months
                                                              Ended March 31,
                                                             -----------------

                                                        1998                    1997
                                                        ----                    ----

Net sales                                            $ 117,305                 106,544
Net income                                               2,781                   1,697
Basic net income per share                                0.68                    0.45
Diluted net income per share                              0.66                    0.40

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1998

(9)    Merger Agreement
       ----------------

       On March 24, 1998, the Company announced that it had entered into a definitive merger agreement with DLJ Merchant Banking Partners II, L.P. (and affiliated funds) ("DLJMB"). Under the terms of the agreement, the stockholders of the Company will receive total consideration of $44.50 per share, consisting of $42.98 in cash and 0.03419 shares of retained stock of the surviving corporation. In aggregate, stockholders will receive approximately $177.2 million in cash and retain approximately 140,930 shares in the surviving entity. The retained shares will represent approximately 10% of the common stock outstanding post-recapitalization.

       DLJMB also announced that it entered into a voting agreement in support of the transaction with respect to 1,783,878 shares, approximately 43% of the voting stock of the Company, with Water Street, an affiliate of Goldman Sachs, which is the Company's largest shareholder.

       The transaction, which is estimated to have a value of approximately $454 million including existing indebtedness to be assumed and/or refinanced, is subject to terms and conditions customary in transactions of this type, including approval by the Company's shareholders and expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and will be treated as a recapitalization for accounting purposes. Affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, which acted as financial advisors to DLJMB, have committed to provide all debt financing required for the transaction.

       As a result of the proposed merger, the Company and DLJMB will incur various costs and expenses in connection with consummating the transaction including professional fees, registration costs and financing costs. Such fees are estimated to be approximately $19 million.

       Pursuant to the terms of the merger, all outstanding stock options (whether vested or unvested) will be canceled and each holder of an option will receive (subject to any required tax withholding) a cash payment from the Company for each option share equal to the excess of $44.50 less the exercise price of the option. The compensation expense associated with the payments in respect of the canceled options will be approximately $9.1 million.

(10)   Subsequent Event
       ----------------

       On May 14, 1998, the Company announced that a jury has awarded its Taylor Publishing unit approximately $36 million in damages in connection with Taylor's suit against Jostens, Inc. which alleged that Jostens had violated federal antitrust laws, unfairly interfered with Taylor's sales representatives, improperly encouraged Taylor employees to divulge confidential Taylor information and otherwise engaged in unfair competition. The verdict also entitles Taylor to recover approximately $1 million in legal fees. The verdict is subject to any post trial motions and appeals by Jostens, and Taylor's receipt of the judgment is contingent on the results of any appeals.

                       INDEPENDENT AUDITORS' REVIEW REPORT
                       -----------------------------------



THE BOARD OF DIRECTORS
INSILCO CORPORATION

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of March 31, 1998, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997 and the condensed consolidated statement of stockholders' equity (deficit) for the three-month period ended March 31, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, except as to Note 21, which is as of March 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. We did not audit the 1997 financial statements of Thermalex, Inc., a 50 percent owned investee company which is accounted for under the equity method. The 1997 financial statements of Thermalex, Inc. were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Thermalex, Inc., was based solely on the report of the other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Columbus, Ohio
April 22, 1998, except as to                          KPMG Peat Marwick, LLP
Note 10 which is as of
May 14, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive, telecommunications and electronics components and is a publisher of specialty publishing products, chiefly student yearbooks. The Company's Automotive Components Group manufactures transmission components and assemblies at the Steel Parts unit, heat exchangers and heat exchanger tubing at the Thermal Components unit and stainless steel tubing used in predominantly non-automotive applications at the Romac Metals operating unit. The Technologies Group manufactures cable and wire assemblies for the telecommunications industry, high performance data-grade connectors, precision metal stampings and power transformers through its Escod Industries, Stewart Connector Systems, Stewart Stamping, and Signal Transformer operating units, respectively. The Specialty Publishing Group consists of Taylor Publishing which produces primarily student yearbooks. The Company completed the divestiture of its Office Products business with the sale of the Rolodex office products business (the "Rolodex Business") in the first quarter of 1997.

Summarized sales and operating income (loss) by business segment for the three months ended March 31, 1998 compared to the corresponding period in 1997 are set forth in the following table (in thousands) and discussed below:


                                                         Three Months
                                                       Ended March 31,
                                                       ---------------
                                                     1998         1997
                                                     ----         ----
SALES
  Automotive Components Group                    $  62,077       56,183
  Technologies Group                                50,210       47,094
  Office Products/Specialty Publishing Group:
     Specialty Publishing                            5,018        3,267
     Office Products                                  --         10,797
                                                 ---------    ---------
                                                     5,018       14,064
                                                 ---------    ---------

                                                 $ 117,305      117,341
                                                 =========    =========
OPERATING INCOME (LOSS)
   Automotive Components Group                   $   5,492        5,676
   Technologies Group                                5,271        4,974
   Office Products/Specialty Publishing Group:
     Specialty Publishing                             (970)        (999)
     Office Products                                  --          1,926
                                                 ---------    ---------
                                                      (970)         927
                                                 ---------    ---------

   Unallocated Corporate                               (18)         (22)
                                                 ---------    ---------

                                                 $   9,775       11,555
                                                 =========    =========

SALES AND OPERATING INCOME. Total net sales in the first quarter of 1998 were relatively flat compared to the corresponding period in 1997 due to the inclusion of the Rolodex Business sales in the first quarter of 1997 prior to its divestiture. Sales of the Rolodex Business totaled $10,797,000 in the first quarter of 1997. Excluding the Rolodex Business, the Company's sales increased 10% ($10,761,000) in the first quarter of 1998 compared to the first quarter of 1997 primarily due to 10% ($5,894,000) and 7% ($3,116,000) increases in the
Automotive Components Group and Technologies Group, respectively. In addition, the Specialty Publishing Group's sales increased 54% ($1,751,000) in its seasonally slow first quarter due to the timing of yearbook deliveries compared to the prior year.

The 10% increase in the Automotive Components Group's sales was primarily due to increased sales of automotive tubing and increased sales of radiators to original equipment manufacturers serving the off-road and industrial equipment markets. In addition, sales of transmission components and other stamped steel parts increased over the prior year due to increased volumes of components supplied for light truck and sport utility transmissions.

The Technologies Group's sales increase of 7% was due to growth in sales of wire and cable assemblies which reflects increased sales to existing customers and continued expansion of the customer base. Sales of power transformers and precision stampings for the first quarter of 1998 were also up over the prior year. In addition, the El Paso stamping facility contributed to the year-over-year increase in sales as it has moved from the start-up phase in 1997 to production phase in the first quarter of 1998. Sales of Stewart Connector's modular data interconnect products were essentially flat compared to the first quarter of 1997.

In a seasonally slow quarter, Taylor Publishing sales increased 54% ($1,751,000) in the first quarter of 1998 from the corresponding period of the prior year primarily due to timing differences in the delivery of yearbooks.
(See Seasonality.)

Operating income decreased to $9,775,000 in the first quarter of 1998 from $11,555,000 in the first quarter of 1997 due to the divestiture of the Rolodex Business. Operating income in the first quarter of 1997 included $1,926,000 from the divested Rolodex Business. Excluding the Rolodex Business, operating income increased 2% ($146,000) over the corresponding period of 1997 primarily due to improved operating margins in the Technologies Group.

The Automotive Components Group's operating income in the first quarter of 1998 compared to the corresponding period of 1997 decreased from $5,676,000 to $5,492,000. Increased operating margins and sales volume at the Company's automotive heat exchanger and related components and equipment business were offset by lower operating margins at the Company's transmission components business and tube mill manufacturing business.

The Technologies Group's operating income in the first quarter of 1998 compared to the corresponding period of 1997 increased from $4,974,000 to $5,271,000. Operating margins increased at Escod, Signal Transformer and Stewart Stamping. In addition, the El Paso manufacturing facility recorded a smaller operating loss in the quarter compared to last year. The operating margin in the first quarter of 1998 at Stewart Connector declined slightly from the prior year primarily due to competitive pricing pressures on mature products.

In the Specialty Publishing Group, Taylor Publishing's operating loss of $970,000 in the first quarter of 1998 was relatively flat with the prior year.

OTHER INCOME (EXPENSE). Other income for the first quarter of 1997 included a pretax gain on the sale of the Rolodex Business totaling $95,001,000. Other income for the first quarters of 1998 and 1997 included $716,000 and $717,000, respectively, of equity income from the Company's unconsolidated joint venture, Thermalex, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers. Interest expense increased 89% ($3,234,000) in the first quarter of 1998 compared to the first quarter of 1997 due to the issuance of $150,000,000 of 10.25% Senior Subordinated Notes (the "Notes") completed in the third quarter of 1997 (see Note 2 to the Unaudited Condensed Consolidated Financial Statements.)

INCOME TAX EXPENSE. The Company's effective income tax rate decreased from 39.1% for the first quarter of 1997 to 35.0% for the first quarter of 1998. The higher 1997 rate was primarily due to the recognition of the tax expense related to the gain on the sale of the Rolodex Business in the first quarter of 1997.

CASH FLOWS USED IN OPERATING ACTIVITIES. Operations used $11,222,000 cash in the first quarter of 1998 as compared to a cash usage of $4,212,000 in the first quarter of 1997. Cash flows from operations decreased from the prior year primarily due to higher interest payments related to the Notes which are payable semi-annually in the first and third quarters.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In the first quarter of 1998, the Company received a $1,324,000 dividend distribution from Thermalex and spent $5,813,000 in capital expenditures for its operating units. In the first quarter of 1997, the Company sold its Rolodex Business for cash in the net amount of $112,610,000 and spent $4,505,000 in capital expenditures.

CASH FLOWS FROM FINANCING ACTIVITIES. In the first quarter of 1998, the Company borrowed a net amount of $12,125,000 on its revolving credit facility and paid $1,647,000 of prepetition liabilities. In the first quarter of 1997, the Company borrowed a net amount of $8,440,000 on its revolving credit facility and paid $1,708,000 of prepetition liabilities.

SEASONALITY. The Company's yearbook publishing business, Taylor Publishing, is highly seasonal, with a majority of sales occurring in the second and third quarters of the year. Taylor receives significant customer advance deposits in the first and fourth quarters of each year. The Company's other businesses are not highly seasonal.

IMPACT OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not significantly affected the Company's operating results or markets.

LIQUIDITY. At March 31, 1998, the Company's cash and cash equivalents and net working capital amounted to $7,777,000 and $57,262,000, respectively, compared to $10,651,000 and $39,508,000, respectively, at December 31, 1997. The borrowing ability under the Company's revolving credit facility as of the end of the first quarter of 1998 was $74,318,000, including $42,050,000 available for letters of credit.

MERGER AGREEMENT. On March 24, 1998, the Company announced that it had entered into a definitive merger agreement with DLJ Merchant Banking Partners II, L.P. (and affiliated funds) ("DLJMB"). Under the terms of the agreement, the stockholders of the Company will receive total consideration of $44.50 per share, consisting of $42.98 in cash and 0.03419 shares of retained stock of the surviving corporation. In aggregate, stockholders will receive approximately $177.2 million in cash and retain approximately 140,930 shares in the surviving entity. The retained shares will represent approximately 10% of the common stock outstanding post-recapitalization.

DLJMB also announced that it entered into a voting agreement in support of the transaction with respect to 1,783,878 shares, approximately 43% of the voting stock of the Company, with Water Street, an affiliate of Goldman Sachs, which is the Company's largest shareholder.

The transaction, which is estimated to have a value of approximately $454 million including existing indebtedness to be assumed and/or refinanced, is subject to terms and conditions customary in transactions of this type, including approval by the Company's shareholders and expiration of applicable waiting periods

                      INSILCO CORPORATION AND SUBSIDIARIES


under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and will be treated as a recapitalization for accounting purposes. Affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, which acted as financial advisors to DLJMB, have committed to provide all debt financing required for the transaction.

As a result of the proposed merger, the Company and DLJMB will incur various costs and expenses in connection with consummating the transaction including professional fees, registration costs and financing costs. Such fees are estimated to be approximately $19 million.

Pursuant to the terms of the merger, all outstanding stock options (whether vested or unvested) will be canceled and each holder of an option will receive (subject to any required tax withholding) a cash payment from the Company for each option share equal to the excess of $44.50 less the exercise price of the option. The compensation expense associated with the payments in respect of the canceled options will be approximately $9.1 million.

SUBSEQUENT EVENT. On May 14, 1998, the Company announced that a jury has awarded its Taylor Publishing unit approximately $36 million in damages in connection with Taylor's suit against Jostens, Inc. which alleged that Jostens had violated federal antitrust laws, unfairly interfered with Taylor's sales representatives, improperly encouraged Taylor employees to divulge confidential Taylor information and otherwise engaged in unfair competition. The verdict also entitles Taylor to recover approximately $1 million in legal fees. The verdict is subject to any post trial motions and appeals by Jostens, and Taylor's receipt of the judgment is contingent on the results of any appeals.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following: delays in new product introductions, lack of market acceptance of new products, changes in demand for the Company's products, changes in market trends, operating hazards, general competitive pressures from existing and new competitors, effects of governmental regulations, changes in interest rates, and adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments. All subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

Item 6.       Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 10(n)   First Amendment to the Value Appreciation
                                Agreement

                Exhibit 27      Financial Data Schedule

          (b)   Reports on Form 8-K

                A report, dated March 24, 1997, on Form 8-K was filed during the quarter ending March 31, 1998, pursuant to Item 5 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INSILCO CORPORATION
                                     ---------------------------
                                     Registrant



Date: May 14, 1998                By:  /s/ David A. Kauer
                                      ---------------------
                                      David  A. Kauer
                                      Vice President and Chief Financial Officer

                               INSILCO CORPORATION

                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit No.                   Exhibit
-----------                   -------

    10(n)                     First Amendment to the Value Appreciation
                              Agreement


    27                        Financial Data Schedule