Form 10-K405/A
period 1997-12-31
INSILCO CORP/DE/
filed 1998-07-08
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A NO. 2

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [x/] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x/]

      The aggregate market value of the Registrant's Common Stock held by non-affiliates for the Registrant was approximately $98,046,524 on July 1, 1998.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x/] No [ ]

      There were 4,145,372 shares of the Registrant's Common Stock outstanding on July 1, 1998.

                                                   TABLE OF CONTENTS
                                                                                                                  Page


Part I


Item 1.        Business                                                                                              3

Item 2.        Properties                                                                                           11

Item 3.        Legal Proceedings                                                                                    14

Item 4.        Submission of Matters to a Vote of Security Holders                                                  14


Part II


Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters                            15

Item 6.        Selected Financial Data                                                                              16

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                           18

Item 8.        Financial Statements and Supplementary Data                                                          28

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure                                                                                           28


Part III


Item 10.       Directors and Executive Officers of the Registrant                                                   28

Item 11.       Executive Compensation                                                                               31

Item 12.       Security Ownership of Certain Beneficial Owners and Management                                       40

Item 13.       Certain Relationships and Related Transactions                                                       41


Part IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     43


               Signatures                                                                                           50

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

GENERAL DEVELOPMENT OF THE BUSINESS

The Company has undergone significant change and restructuring in the past five years. A review of the most significant developments follows, in chronological order:

    - On April 1, 1993 (the "Reorganization Date"), the Company emerged from Chapter 11 bankruptcy proceedings (the "Chapter 11 cases") pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization"). The Plan of Reorganization resulted in a reduction in the Company's liabilities totaling $532.3 million, an extraordinary gain realized in 1993 of $448.3 million attributable to the discharge of such liabilities, and a change in control of the Company.

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

    - In 1994, the Company sold its paint products segment for $50.8 million, and entered into a long-term $285 million credit facility that allowed it to retire the Company's outstanding 10 3/8% Senior Secured Guarantied Notes due July 1, 1997 and 9 1/2% Notes due 1997.

    - In 1996, the Company acquired, for an aggregate purchase price of approximately $37 million, an aftermarket automotive, heavy truck and industrial radiator manufacturer, Great Lake, and the automotive aluminum tube business of Helmut Lingemann GmbH & Co.

    - The Company divested the Office Products Business of the Company's Office Products/Specialty Publishing Group in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis") and electronic organizer business ("Rolodex Electronics") for an aggregate $21.8 million. On March 5, 1997, the remainder of the Office Products Business, which consisted of Rolodex office products (the "Rolodex Business"), was sold for net cash proceeds of approximately $112 million. As a result of the sale of the Rolodex Business, the Office Products Business segment is accounted for as a discontinued operation (See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Discontinued Operations.")

    - Following the sale of the Rolodex Business, the Company refinanced its existing debt and entered into an Amended and Restated Credit Agreement as of July 3, 1997 (the "Bank Credit Agreement") to secure a $200 million revolving credit facility.

    - On July 10, 1997, the Company, using the proceeds from the sale of the Rolodex Business purchased an aggregate of 2,857,142 shares of its common stock and commenced a tender offer (the "Tender Offer"), pursuant to which it purchased an additional 2,857,142 shares. The purchase of shares tendered in the Tender Offer was paid for from the proceeds received on the issuance of the $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "Notes").









                      [This space intentionally left blank]

                                    BUSINESS

For additional business segment information, See Note 18 to the Consolidated Financial Statements. The percentages of the Company's total sales by segment in each of its last three fiscal years were as follows:


                                                   1997        1996         1995
                                                   ----        ----         ----

Automotive Components Group:
   Tubing and heat transfer                       31.1 %       29.9 %       27.3 %
   Transmissions and other                        12.6         12.7         12.8
                                                  ----         ----         ----

       Subtotal                                   43.7         42.6         40.1
                                                  ----         ----         ----

Technologies Group                                37.7         37.3         38.0
                                                  ----         ----         ----

Specialty Publishing                              18.6         20.1         21.9
                                                  ----         ----         ----

         Total                                    100.0 %      100.0 %      100.0 %
                                                  ====         ====         ====

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

AUTOMOTIVE SALES BY MARKET SEGMENT

                                                1997          1996         1995
                                                ----          ----         ----

Automotive OEM                                  45.9 %        45.9 %        43.0 %
OEM Other                                       27.2          22.6          21.9
Automotive Aftermarket                          16.2          18.8          19.4
Other                                           10.7          12.7          15.7
                                                ----          ----          ----

Total                                           100.0 %       100.0 %       100.0 %
                                                ====          ====          ====

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

Thermalex, a joint venture owned equally by the Company (through a holding company subsidiary), and Mitsubishi Aluminum Co., Ltd., manufactures multiport aluminum extrusions used principally in automotive air conditioning condensers.

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

DIVESTED OFFICE PRODUCTS BUSINESSES. On September 3, 1996, the Company sold Curtis, its computer accessories business. On October 4, 1996, the Company sold the Rolodex Electronics product line. On March 5, 1997, the Company sold the Rolodex Business. Curtis, Rolodex Electronics and the Rolodex Business are referred to collectively as the "Office Products Business." See Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations Discontinued Operations."

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

BACKLOG

The Company's backlog by industry segment, believed to be firm, at December 31, 1997 and 1996 follows (in thousands):

                                                              December 31
                                                         ----------------------
                                                         1997              1996
                                                         ----              ----
Automotive Components Group                           $ 59,396            52,372
Technologies Group                                      51,245            50,955
Specialty Publishing                                   113,232           101,857
                                                      --------          --------
   Total                                              $223,873           205,184
                                                      ========          ========

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

FINANCIAL INFORMATION ABOUT EXPORT SALES

In 1997, the Company's export sales were $55.4 million or 10% of consolidated sales. Export sales in 1997 to Europe, Asia, Canada and Mexico were $21.2 million, $14.0 million, $9.7 million and $4.3 million, respectively. All other export sales in 1997 totaled $6.2 million. In 1996 and 1995 export sales were $58.2 million and $53.1 million, respectively or 12% of consolidated sales in each year. The Company's transactions are primarily in U.S. dollars.

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


   Stewart Stamping                 Yonkers, NY                Office/Manufacturing                        190,000      Owned
                                    El Paso, TX                Office/Manufacturing                         41,400     Leased



                                                                                                      APPROXIMATE     TERMS OF
BUSINESS SEGMENT                    LOCATION                   PRINCIPAL USE                         SQUARE FOOTAGE   OCCUPANCY
----------------                    --------                   -------------                         --------------   ---------
Specialty Publishing
-------------------
   Taylor                           Dallas, TX                 Office/Manufacturing                        320,000      Owned
                                    Dallas, TX                 Office/Manufacturing                         25,000      Owned
                                    San Angelo, TX             Office/Manufacturing                         33,200     Leased
                                    El Paso, TX                Office/Manufacturing                         31,000     Leased
                                    El Paso, TX                Manufacturing                                52,000     Leased
                                    Malvern, PA                Office/Manufacturing                         41,000     Leased
                                    San Angelo, TX             Manufacturing                                 7,800     Leased
                                    Dallas, TX                 Office                                        1,282     Leased
                                    Orange, CA                 Office                                        3,373     Leased
                                    Galveston, TX              Office                                        1,200     Leased
                                    Garden Grove, CA           Office                                          662     Leased

   Corporate                        Dublin, OH                 Office                                       18,300     Leased

(1)Property is "leased" from an industrial development authority in connection with an expired industrial revenue bond and is eligible for purchase by the Company for a nominal consideration at the expiration of the lease term.

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

                                             Low Sale            High Sale
                                             --------            ---------

1997:
First Quarter                             $    34.000         $    41.000
Second Quarter                            $    36.750         $    39.000
Third Quarter                             $    36.000         $    39.250
Fourth Quarter                            $    33.000         $    38.500

1996:
First Quarter                             $    27.750         $    36.375
Second Quarter                            $    33.500         $    36.875
Third Quarter                             $    31.000         $    37.250
Fourth Quarter                            $    36.500         $    41.063

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

                                                                                                              Predecessor (6)
                                                                                                              ---------------

                                                                                                                  1993
                                                                                                       ----------------------
                                                                                                       From      |     To
                                                   1997         1996         1995          1994         4/1      |     3/31
                                                   ----         ----         ----          ----         ---      |     ----
OPERATIONS DATA                                                                                                  |
  Sales (net)(1)                                $ 528,233      492,405      449,506      438,434      332,927    |  79,223
  Depreciation and amortization                    18,377       15,357       13,352       12,251        8,979    |   3,781
  Amortization of Reorganization Goodwill            --           --         16,205       34,812       27,265    |    --
  Operating income (loss)(2)                       51,102       48,433       38,881        9,491       (3,530)   |   4,162
                                                                                                                 |
  Other income (expense)(3)                                                                                      |
     Interest expense(4)                          (20,562)     (18,378)     (19,546)     (29,113)     (26,905)   |  (9,609)
     Interest income                                2,837          724        1,472        1,788        1,700    |     347
     Other income (expense), net                    3,441        7,706       13,893        3,257          884    |     (68)
                                                                                                                 |
  Income (loss) from continuing operations                                                                       |
   before reorganization items, extraordinary                                                                    |
   item and income taxes                           36,818       38,485       34,700      (14,577)     (27,851)   |  (5,168)
  Reorganization items, net                          --           --           --           --           --      |  21,767
  Income tax expense                              (13,404)     (13,272)     (16,694)      (5,718)        (398)   |    (628)
                                                                                                                 |
  Income (loss) from continuing operations                                                                       |
   before extraordinary items                      23,414       25,213       18,006      (20,295)     (28,249)   |  15,971
                                                                                                                 |
  Income (loss) from discontinued operations,                                                                    |
   net of tax                                      58,958       13,840      (15,431)      (9,683)     (18,360)   | (15,360)
                                                                                                                 |
  Income (loss) before extraordinary items         82,372       39,053        2,575      (29,978)     (46,609)   |     611
                                                                                                                 |
  Extraordinary items, net of tax                    (728)        --           --         (2,156)        --      | 448,334
                                                                                                                 |
  Net income (loss)                                81,644       39,053        2,575      (32,134)     (46,609)   | 448,945
                                                                                                                 |
BALANCE SHEET DATA AT PERIOD END                                                                                 |
  Working capital                                  39,508       51,436       47,436       35,327       98,054    |  94,144
  Total assets                                    302,673      348,393      340,129      368,669      517,738    | 562,011
  Long-term debt                                  257,743      161,042      186,489      198,109      307,406    | 306,682
  Other long-term liabilities                      43,402       44,156       48,153       60,529       65,352    |  64,451
  Stockholders' equity (deficit)                 (102,328)      33,402      (15,779)     (13,451)      18,505    |  64,214
                                                                                                                 |
CASH FLOW DATA                                                                                                   |
  Net cash provided by (used in)                                                                                 |
   operating activities                            45,511       55,423       37,744       34,305       52,524    | (16,361)
  Net cash provided by (used in)                                                                                 |
   investing activities                            95,217      (29,783)     (14,678)      36,295      (14,146)   |   2,668
  Net cash provided by (used in)                                                                                 |
   financing activities                          (133,256)     (32,053)     (21,862)    (115,648)      (6,774)   |  (9,109)
                                                                                                                 |
                                                                                                                 |
PER SHARE DATA                                                                                                   |
  Basic income (loss) per share from                                                                             |
   continuing operations(5)                          3.25         2.65         1.83        (2.09)       (2.93)   |     N/A
  Diluted income (loss) per share from                                                                           |
   continuing operations(5)                          3.19         2.55         1.77        (2.09)       (2.93)   |     N/A
  Book value per share                             (25.08)        3.52        (1.64)       (1.37)        1.89    |     N/A

See accompanying notes to the Selected Financial Data

The notes to the selected financial data follow:

(1) Sales in 1997 and 1996 include sales of $31.6 million and $13.1 million, respectively, of the Lingemann Business.

(2) Operating income in 1997 and 1996 includes operating income, before allocation of corporate overhead, of $0.2 million and $0.3 million, respectively, of the Lingemann Business.

         Operating income includes the deduction for the amortization of Reorganization Goodwill in the period from April 1, 1993 and years ended December 31, 1994 and 1995.

         Operating income in 1995 includes a gain of $4.3 million related to a change in the Company's pension plan (See Note 12 to the Consolidated Financial Statements).

(3) Other income in 1996 included a third quarter $2.2 million adjustment related to the satisfaction of certain of the Company's environmental liabilities, following completion of a site clean-up for an amount less than previously estimated. Other income in 1995 included favorable adjustments of $3.6 million related to the Company's environmental liabilities, $1.5 million related to the resolution of several legal disputes and a $4.0 million gain on the sale of idle corporate assets.

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

(6) As of March 31, 1993, the Company adopted "fresh start" accounting as described under "Fresh Start Accounting" on page 19 of this Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

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

During 1996 and 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure. A summary of these transactions follows:

- ACQUISITIONS: In 1996, the Company acquired Great Lake, Inc. which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business"). These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the periods subsequent to the acquisition date.

- DIVESTITURES: The Office Products Business of the Company's Office Products/Specialty Publishing Group was divested in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business (Curtis) and electronic organizer business (Rolodex Electronics) for $21.8 million in the aggregate which was used to reduce the outstanding amounts on the Company's bank loans. On March 5, 1997, the remainder of the Office Products Business, which consisted of the Rolodex Business, was sold for net cash proceeds of approximately $112 million (the "Rolodex Proceeds"). As a result of the sale of the Rolodex Business, the Office Products Business segment is being accounted for as a discontinued operation (See "Discontinued Operations")

- REFINANCING: The Company entered into an Amended and Restated Credit Agreement as of July 3, 1997 (the "Bank Credit Agreement") that among other things, provides for (i) a $200 million revolving credit facility, (ii) a $50 million sublimit for commercial and standby letters of credit and (iii) a $50 million sublimit for advances in selected foreign currencies.

- ISSUANCE OF SUBORDINATED DEBT: On August 12, 1997, the Company issued $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "Notes"), realizing therefrom net proceeds of $145.9 million.

- SELF TENDER: On July 10, 1997, the Company, using the Rolodex Proceeds purchased an aggregate of 2,857,142 shares of its common stock for $110.0 million. On August 12, 1997, the Company completed a tender offer (the "Tender Offer"), pursuant to which it purchased an additional 2,857,142 shares for $110.0 million. The purchase of shares tendered in the Tender Offer was paid for from the proceeds received on the issuance of the Notes.

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

DISCONTINUED OPERATIONS

On March 5, 1997, the Company completed the sale of its Office Products Business within the Office Products/Specialty Publishing Group with the divestiture of its traditional office products business (the "Rolodex Business") for $112.6 million, net of transaction costs. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of Rolodex Electronics and Curtis for aggregate proceeds of $21.8 million. The Office Products Business segment is being accounted for as a discontinued operation and, accordingly, the consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified.


                              RESULTS OF OPERATIONS

Summarized sales and operating income (loss) by business segment for the years ended December 31, 1997, 1996 and 1995, are set forth in the following table (in thousands) and discussed below:


                                             1997          1996          1995
                                             ----          ----          ----
SALES
  Automotive Components Group             $ 231,070       209,722       180,251
  Technologies Group                        198,941       183,663       170,615
  Specialty Publishing                       98,222        99,020        98,640
                                          ---------     ---------     ---------
        Consolidated sales                $ 528,233       492,405       449,506
                                          =========     =========     =========

OPERATING INCOME (LOSS)(1)(2)
  Automotive Components Group             $  23,070        23,915        20,407
  Technologies Group                         23,006        24,453        20,310
  Specialty Publishing                        5,355         1,650          (753)

  Unallocated corporate                        (329)       (1,585)       (1,083)
                                          ---------     ---------     ---------

        Consolidated operating income     $  51,102        48,433        38,881
                                          =========     =========     =========

(1) Segment operating income (loss) reflects the allocation of corporate overhead. In 1995 corporate overhead was reduced by a $4.3 million gain relating to a change in the Company's pension plan (See Note 12 to the Consolidated Financial Statements). The allocation of corporate overhead follows (in thousands):


                                                 1997         1996         1995
                                                 ----         ----         ----
Automotive Components Group                     $3,537        2,981        1,282
Technologies Group                               3,728        3,152        1,412
Specialty Publishing                             1,744        1,986          881
                                                ------       ------       ------


                                                $9,009        8,119        3,575
                                                ======       ======       ======

(2) Segment operating income (loss) includes a deduction for the amortization of Reorganization Goodwill by segment as follows:


                                             1997          1996         1995
                                             ----          ----         ----
Automotive Components Group               $     --          --         3,404
Technologies Group                              --          --         7,176
Specialty Publishing                            --          --         5,625
                                          ----------      ------      ------


                                          $     --          --        16,205
                                          ==========      ======      ======

1997 COMPARED TO 1996

SALES. Consolidated net sales from continuing operations of $528.2 million increased 7% ($35.8 million) in 1997 compared to 1996 net sales from continuing operations of $492.4 million primarily due to a 10% ($21.4 million) increase at the Automotive Components Group and an 8% ($15.2 million) increase at the Technologies Group.

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

OPERATING INCOME. The Company's operating income from continuing operations of $51.1 million increased 6% ($2.7 million) in 1997 compared to 1996 operating income from continuing operations of $48.4 million, primarily due to higher operating income at Taylor Publishing caused by increased productivity and a $1.5 million restructuring charge recorded in 1996.

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

OTHER INCOME (EXPENSE). Interest expense increased approximately 12% or $2.2 million in 1997 compared to 1996 due to the refinancing completed in the third quarter of 1997. Interest income increased $2.1 million over 1996 due to interest income earned on the proceeds from the sale of the Rolodex Business prior to its use in the Tender Offer transaction. Other income for 1996 included a favorable adjustment of $2.2 million related to the Company's environmental liabilities for 1996 following completion of a site clean-up for an amount less than previously estimated.

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

DISCONTINUED OPERATIONS. On March 5, 1997, the Company completed the sale of its Office Products Business within the Office Products/Specialty Publishing Group with the sale of the Rolodex Business for $112.6 million, net of transaction costs. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of Rolodex Electronics and Curtis for aggregate sales proceeds of $21.8 million.

As a result of the sale, the Office Products Business is being accounted for as a discontinued operation and, accordingly the accompanying consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued Office Products Business for the years 1997, 1996, and 1995 were $10.8 million, $80.1 million, and $111.7 million, respectively.

1996 COMPARED TO 1995

SALES. Net sales from continuing operations in 1996 were $492.4 million, an increase of 10% over 1995 net sales from continuing operations of $449.5 million primarily due to a 16% ($29.4 million) increase at the Automotive Components Group and an 8% ($13.1 million) increase at the Technologies Group.

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

OPERATING INCOME. Operating income (loss) comparisons between 1996 and 1995 are more difficult to present than the sales comparisons because of the effects of "fresh start" accounting on the results of operations. Due to the effects of "fresh start" accounting, the Company's 1995 operating results were depressed by a $16.2 million charge for the amortization of Reorganization Goodwill. The consolidated reported operating income from continuing operations in 1996 improved to $48.4 million from $38.9 million in 1995. (See the table on page 20 for the impact of "fresh start" accounting on the reported operating income as well as the comparability between the periods).

Excluding the effects of "fresh start" accounting, as described above, the operating performance decreased $6.7 million or 12% due to higher corporate overhead, decreased operating margins in the Technologies Group and a $1.5 million restructuring charge recorded by Taylor Publishing. The higher corporate overhead in 1996 is primarily due to a $4.3 million gain recorded in 1995 related to a change in the Company's pension plan which temporarily reduced corporate overhead. These items and other operational year-to-year changes are discussed below in the analysis of each segment's operating income.

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

OTHER INCOME (EXPENSE). Interest expense decreased approximately 6% or $1.2 million in 1996 compared to 1995 due to a lower effective interest rate and lower debt balances. Other income included a favorable adjustment of $2.2 million related to the Company's environmental liabilities following completion of a site clean-up for an amount less than previously estimated. Other income for 1995 included favorable adjustments of $3.6 million related to the Company's environmental liabilities following a review of its liabilities from previously divested operations and $1.5 million related to the resolutions of several legal disputes. In addition, other income included a $4.0 million gain on the sale of idle corporate assets.

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

DISCONTINUED OPERATIONS. For information regarding the Company's discontinuance of its Office Products Business, see "1997 Compared to 1996 - Discontinued Operations."

                               FINANCIAL CONDITION

Factors that are expected in the future to affect the Company's financial position are discussed below.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations provided $45.5 million in cash in 1997 compared to providing $55.4 million in cash in 1996. Cash flows from operations decreased from the prior year primarily due to cash flows from the discontinued Office Products business included in 1996 results. The Company's cash for each year of the three year period ended December 31, 1997 was favorably impacted by tax loss carryforwards, which reduced the actual cash payments for the years to well below the financial statement income tax expense. The tax loss carryforwards were substantially reduced in 1997 due to the gain from the sale of the Rolodex Business.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In 1997, the Company sold its Rolodex Business for a net sales price of $112.6 million. In addition, the Company received a $1.5 million dividend distribution from Thermalex and $4.4 million from the liquidation of idle assets in 1997. In 1996, the Company acquired the automotive aluminum tube business of Helmut Lingemann GmbH & Co., and two affiliated businesses serving the automotive, heavy truck and industrial manufacturing radiator replacement market, Great Lake, Inc. and Kar Tool Co. Inc., for approximately $37.7 million including transaction fees and expenses. In 1996, the Company received proceeds totaling $21.8 million from the sales of Curtis and

Rolodex Electronics; $3.6 million from Thermalex for full repayment of loans outstanding; a $3.4 million dividend distribution from Thermalex; and $1.3 million from the disposal of idle assets. In 1995, the Company received $2.5 million from Thermalex relating to the partial repayment of loans, a $0.4 million dividend distribution from Thermalex and $4.7 million from the disposal of idle assets.

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

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. On July 3, 1997, the Company refinanced its existing bank debt (See Note 8 to the Consolidated Financial Statements). On July 10, 1997 using the Rolodex Proceeds, the Company purchased 2,857,142 shares of its common stock, at $38.50 per share in cash, for an aggregate purchase price of $110.0 million. On August 12, 1997, the Company completed the Tender Offer, in which it purchased an additional 2,857,142 shares at a price of $38.50 per share in cash for an aggregate purchase price of $110.0 million. On August 12, 1997, the Company issued $150 million of the Notes, for net proceeds of approximately $145.9 million (the "Offering"). The Company used the net proceeds from the Offering to fund the purchase of shares tendered in the Tender Offer, repay loans under the Bank Credit Agreement, pay fees and expenses of the aforementioned transactions and for general corporate purposes. The Company incurred $10.7 million in costs for the refinancing, Tender Offer and issuance of the Notes.

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

LIQUIDITY. At December 31, 1997, the Company's cash and cash equivalents and net working capital amounted to $10.7 million and $39.5 million, respectively, compared to $3.5 million and $51.4 million, respectively, in 1996. The borrowing ability under the Company's revolving credit facility at December 31, 1997 was $85.1 million, including $41.1 million available for additional letters of credit. The Company believes it has adequate sources of liquidity to meet its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

FOREIGN SALES. In 1997 the Company had export sales of $55.4 million which were 10% of total sales. Export sales in 1997 to Europe, Asia, Canada and Mexico were $21.2 million, $14.0 million, $9.7 million and $4.3 million, respectively. All other export sales in 1997 totaled $6.2 million. In 1996, the Company had export sales of $58.2 million which were 12% of total sales. In 1995, export sales were $53.1 million or 12% of total sales. The Company's transactions are primarily in U.S. dollars.

SUBSEQUENT EVENT. On March 24, 1998, it was announced that the Company and an affiliate of DLJ Merchant Banking Partners II (and affiliated funds) ("DLJMB") signed a definitive merger agreement. Under the initial terms of the agreement, the stockholders of the Company would have received total consideration of $42.98 in cash and 0.03419 shares of retained stock (having a nominal value of $44.50 per share) of the surviving corporation. On June 8, 1998, DLJMB agreed to increase the total consideration to be paid by $0.50 in cash to $43.48 in cash and 0.03378 shares of retained stock (having a nominal value of $45.00 per share) of the surviving corporation. In aggregate, stockholders will receive approximately $180.2 million in cash and retain 140,031 shares in the surviving entity. The retained shares will represent approximately 10% of the common stock outstanding post-recapitalization.

The transaction, which is estimated to have a value of approximately $448 million including existing indebtedness to be assumed or refinanced, is subject to terms and conditions customary in transactions of this type, including approval by the Company's shareholders, and will be treated as a recapitalization for accounting purposes. Affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, which acted as financial advisors to DLJMB, have committed to provide all debt financing required for the transaction.

DLJMB also announced that it entered into a voting agreement in support of the transaction with respect to 1,783,878 shares, approximately 43% of the voting stock of the Company, with Water Street, an affiliate of Goldman Sachs, which is the Company's largest shareholder.

As a result of the proposed merger, the Company and DLJMB will incur various costs and expenses in connection with consummating the transaction including professional fees, registration costs, financing costs, and compensation costs. Pursuant to the terms of the merger, all issued employee stock options will vest. The compensation expense associated with the option payments will include approximately $9.1 million to employees for the excess of the $45.00 purchase price per share over the exercise price of all outstanding vested and unvested options.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG Peat Marwick LLP (dated January 30, 1998 except as to Note 21, which is as of June 8, 1998 and Note 2, which is as of July 7, 1998, are set forth on pages F-1 through F-34 hereof (see Item 14 of this Annual Report for the Index).

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

Mr. Petry is the retired Chairman of the Board (a position he held from March
1989 to March 1998) of Eagle-Picher Industries, Inc., which is engaged in the manufacture of earthmoving equipment and other machinery, automotive parts and other industrial products. A voluntary petition under Chapter 11 of the Federal
Bankruptcy Laws was filed by Eagle-Picher Industries, Inc. on January 7, 1991.
An amended plan of reorganization was filed during August 1996, and approved by U.S. Bankruptcy Court during November 1996, whereby Eagle-Picher emerged from bankruptcy reorganization. Mr. Petry is a director of Eagle- Picher, The Union
Central Life Insurance Co., The William Powell Co., CINergy Corp., Star Banc
Corp., and Star Bank, N.A.

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

       Robert L. Smialek, age 54                 President and Chief Executive Officer
       Kenneth H. Koch, age 42                   Vice President, General Counsel and Secretary
       Leslie G. Jacobs, age 47                  Vice President, Human Resources and Assistant Secretary
       David A. Kauer, age 42                    Vice President and Chief Financial Officer

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

Mr. Kauer: Vice President and Chief Financial Officer (since May 1998) Vice President and Treasurer (April 1997 to May 1998); Treasurer from September 1993 to April 1997; Controller and Treasurer of Johnson Yokogawa Corporation (a joint venture of Yokogawa Electric Corporation and Johnson Controls, Inc.), October 1989 - September 1993.

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

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The aggregate remuneration of the Chief Executive Officer during 1997 and the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1997, is set forth in the following table:


                                                     SUMMARY COMPENSATION TABLE
                                                                                   Long-Term Compensation
                                                  -----------------------------------------------------------------
                                                  Annual Compensation        |             Awards                  |
                                                  -----------------------------------------------------------------
              (a)                   (b)           (c)             (d)        |      (f)                (g)         |      (i)
                                                                             |                      Securities     |   All Other
Name and Principal                                                           |Restricted Stock      Underlying     |  Compensation
Position                            Year       Salary ($)      Bonus ($)     |  Award(s) ($)       Options (#)     |      ($)
----------------------------------------------------------------------------------------------------------------------------------
Robert L. Smialek                   1997           $550,000        $300,000  |                --        --         |   $  9,901(1)
President and CEO                   1996            537,499         235,000  |                --        --         |     13,251(2)
                                    1995            500,000         180,000  |                --        --         |     13,817(3)
Robert F. Heffron(4)                1997            276,250         135,000  |                --           15,000  |      6,372(5)
Executive Vice President            1996            252,500         150,000  |                --            4,000  |      5,920(6)
and Chief Operating Officer         1995            237,500         110,000  |                --               --  |      3,671(7)
Philip K. Woodlief(8)               1997            174,667          80,000  |                --           10,000  |     3,285(9 )
Vice President and                  1996            157,000          65,000  |                --            1,500  |     3,039(10)
Corporate Controller                1995            145,000          45,000  |                --               --  |     2,412(11)
David A. Kauer                      1997            164,000          80,000  |                --           10,000  |     3,369(12)
Vice President and                  1996            143,917          58,000  |                --            1,500  |     3,109(13)
Treasurer                           1995            130,833          40,000  |                --               --  |     2,447(14)
Kenneth H. Koch                     1997            162,833          75,000  |                --           10,000  |     3,314(15)
Vice President, General             1996            151,167          78,373  |                --            2,500  |     3,114(16)
Counsel and Secretary               1995            138,667          50,000  |                --               --  |     2,693(17)

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

(8)  Mr. Woodlief was employed by the Company from January 30, 1989 to May 8,
     1998.

(9) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($885).

(10) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($733).

(11) Includes Thrift Plan contributions ($2,198) and insurance premiums paid by the Company ($214).

(12) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($969).

(13) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($859).

(14) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($197).

(15) Includes Thrift Plan contributions ($2,400) and insurance premiums paid by the Company ($791).

(16) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($733).

(17) Includes Thrift Plan contributions ($2,250) and insurance premiums paid by the Company ($198).

STOCK OPTIONS

The following table shows information regarding options to purchase shares of the Company's Common Stock granted to executive officers named in the summary compensation table in 1997 under the 1993 Long-Term Incentive Plan.


                                               OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL RATES
                                                                                            OF STOCK PRICE APPRECIATION
           NAME                                INDIVIDUAL GRANTS                                FOR OPTION TERM(1)
---------------------------   ----------------------------------------------------  -------------------------------------------
                                           % OF TOTAL
                                             OPTIONS
                               OPTIONS     GRANTED TO      EXERCISE
                               GRANTED    EMPLOYEES IN      PRICE      EXPIRATION
                                 (#)       FISCAL YEAR    ($/SHARE)       DATE          0%($)         5%($)         10%($)
                              ----------  -------------   ----------  ------------     ------       --------        ---------
Robert L. Smialek                --            --             --           --           --             --              --
Robert F. Heffron              15,000         9.9%          $36.75       6/25/02        $0          $152,300        $336,544
Philip K. Woodlief             10,000         6.6%          $36.75       6/25/02        $0          $101,533        $224,362
David A. Kauer                 10,000         6.6%          $36.75       6/25/02        $0          $101,533        $224,362
Kenneth H. Koch                10,000         6.6%          $36.75       6/25/02        $0          $101,533        $224,362

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


             LONG -TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                  (a)                                       (b)                                     (c)
                                                     Number of Shares,
                                                       Units or Other                Performance or Other Period Until
                  Name                                Rights (#)(1)(2)                     Maturation or Payout
----------------------------------------          ------------------------         -------------------------------------
Robert L. Smialek                                                       --                          --
Robert F. Heffron                                                   14,964                        6/24/00
Philip K. Woodlief                                                   9,506                        6/24/00
David A. Kauer                                                       9,252                        6/24/00
Kenneth H. Koch                                                      9,088                        6/24/00
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

In December 1996, the Company entered into a Value Appreciation Agreement with Messrs. Heffron, Jacobs, Koch, Woodlief, Kauer and certain other officers. The Value Appreciation Agreement provides that the executives will be entitled to receive a commission from the Company in certain circumstances following a transaction giving rise to a change in control. The amount of the commission is dependent on achieving a threshold price per share in any such transaction and is determined based on the amount realized per share in excess of the threshold price taking into account increases in the Company's enterprise value since December 1996. The Value Appreciation Agreement has a term of two years. On March 24, 1998, the Company announced that it had entered into a definitive merger agreement with DLJ Merchant Banking Partners II, L.P. ("DLJMB") at a price of $42.98 in cash and the right to retain 0.03419 of a share of common stock (having a nominal value of $44.50 per share) of the surviving corporation. On June 8, 1998, DLJMB agreed to increase the total price by $0.50 in cash to $43.48 in cash and 0.03378 shares of retained stock (having a nominal value of $45.00 per share) of the surviving corporation. If the Company consummates the pending merger with DLJMB, the commission on the sale under the Value Appreciation Agreement will be $2.6 million.

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


The following Compensation Committee Report and Performance Graph will not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A No. 2 into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under such Acts.

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

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ------------------------------------------------------------
                                   MANAGEMENT
                                   ----------

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

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of April 3, 1998, the beneficial ownership of the Company's Common Stock by each officer named in the Summary Compensation Table who owns shares of the Common Stock, each director of the Company and by all directors and executive officers as a group:

                                         NUMBER OF SHARES            PERCENTAGE
NAME OF BENEFICIAL OWNER                BENEFICIALLY OWNED            OF CLASS
James J. Gaffney                              8,000                         *
Terence M. O'Toole                        1,863,878(1)                  45.2%
Thomas E. Petry                               8,000                         *
Robert L. Smialek                           315,066(2)                   7.2%
Barry S. Volpert                          1,863,878(1)                  45.2%
Robert F. Heffron(3)                         31,564(4)                      *
Kenneth H. Koch                              12,464(5)                      *
Philip K. Woodlief(6)                        12,013(7)                      *
David A. Kauer                               11,800(8)                      *
All directors and executive
 officers as a group (9 persons)          2,245,429(9)                  50.9%

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

(6)  Mr. Woodlief's employment with the Company terminated effective May 8,
     1998.

(7) Includes 11,512 shares subject to stock options exercisable within 60 days of April 3, 1998.

(8) Includes 11,000 shares subject to stock options exercisable within 60 days of April 3, 1998.

(9) Includes 287,484 shares subject to stock options exercisable within 60 days of April 3, 1998.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

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

On July 3, 1997, the Company refinanced its existing credit facility under a new six year $200 million credit facility with a bank group consisting of Citicorp USA, Inc., Goldman Sachs Credit Partners L.P. (formerly Pearl Street, L.P.), an affiliate of Goldman Sachs, and First National Bank of Chicago. Goldman Sachs Credit Partners L.P. had an initial participating interest of $66.7 million in the credit facility. Goldman Sachs Credit Partners L.P. received $0.6 million from the agent bank for its portion of the arrangement fee paid by the Company in 1997.

During 1997, Goldman Sachs was retained to assist the Company in the sale of the Rolodex Business. The business was sold March 5, 1997 and the Company paid Goldman Sachs approximately $2.0 million in investment banking fees and expenses related to the sale.

During 1997, Goldman Sachs was also retained to provide the Company with investment banking services in connection with the Company's issuance of $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 which was completed on August 12, 1997 (the "Notes"), as well as the self tender offer to acquire 2,857,142 shares of Common Stock which was completed on August 12, 1997 (the "Tender Offer"). The Company paid Goldman Sachs $3.1 million in underwriting fees related to the Notes, $2.0 million in investment banking fees in connection with the refinancing and the issuance of the Notes, and $0.2 million for services rendered in connection with the Tender Offer.

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

 *10(e)     -      The Company's 1993 Nonemployee Director Stock Incentive Plan
                   (Form 10/A, Amendment No. 1 to Form 10, Exhibit 10(p), File
                    No. 0-22098).

 *10(f)     -      Value Appreciation Agreement as of December 1996, entered
                   into between the Registrant and the following officers:
                   David M. Aronowitz, Robert F. Heffron, Les G. Jacobs, David
                   A. Kauer, Kenneth H. Koch and Philip K. Woodlief (Form 10-K for the year ended December 31, 1996, Exhibit 10(g), File
                   No. 0-22098).

 *10(g)     -      Form for Income Protection Agreement adopted by the Company as of December, 1996, entered into between the Registrant and the officers identified in Exhibit 10(g) (Form 10-K for the year ended December 31, 1996, Exhibit 10(h), File No. 0-
                   22098).

 *10(h)     -      Stock Purchase Agreement by and between the Company and
                   Water Street Corporate Recovery Fund I, L.P., dated July 10,
                   1997 (Schedule 13E-4, Exhibit (c)(2), filed July 11, 1997).

 *10(i)     -      Stock Purchase Agreement by and between the Company and
                   Robert L. Smialek, dated July 10, 1997 (Schedule 13E-4,
                   Exhibit (c)(1), filed July 11, 1997).

   *10(j)     -      Amendment, dated August 11, 1997, Stock Purchase Agreement by and between the Company and Water Street Corporate
                     Recovery Fund I, L.P., dated July 10, 1997 (Form S-4
                     Registration Statement, dated October 15, 1997,
                     Exhibit 4(k), File No. 333-36523).

 ***10(k)     -      First Amendment to the Insilco Corporation 1993 Long-Term
                     Incentive Plan dated November 26, 1996.

 ***10(l)     -      Extension Agreement between the Company and Robert L.
                     Smialek dated May 1, 1996.

 ***10(m)     -      Second Extension Agreement between the Company and Robert
                     L. Smialek dated September 25, 1997.

   *21        -      Subsidiaries of the Registrant (Form 10-Q for the quarter
                     ended September 30, 1996, File No. 0-22098).

    23(a)     -      Consent of KPMG Peat Marwick LLP.

    24        -      Power of Attorney of officers and directors of the
                     Registrant appearing on the signature page hereof.

   *25        -      Statement of Eligibility and Qualification Under the Trust
                     Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Form S-4 Registration Statement, dated October
                     15, 1997, Exhibit 25, File No. 333-36523).

    27        -      Financial Data Schedule.

 ***99(a)     -      Schedule II - Valuation and Qualifying Accounts.

*      Incorporated by reference, as indicated.

** The Registrant agrees to furnish to the Securities and Exchange Commission upon request copies of any omitted schedule or exhibit to Exhibits 2(g), (h), (i), (j) and (k) and 4(c), 4(d), 4(e), and 4(f).

***    Previously filed with this Form 10-K for the year ended
       December 31, 1997.

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

(C)       EXHIBITS

          The Exhibits to this report begin on page 85.

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


                                           INSILCO CORPORATION

Date July 7, 1998                  By:    /s/ David A. Kauer
                                          ------------------
                                          David A. Kauer
                                          Vice President and Chief Financial
                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.

           Robert L. Smialek*                President, Chief Executive                  )
           -------------------------         Officer and Director                        )
           Robert L. Smialek                 (Principal Executive Officer)               )

           David A. Kauer*                   Vice President and Chief                    )
           ------------------------          Financial Officer
           David A. Kauer                    (Principal Accounting Officer)              )

           James J. Gaffney*                                                             )
           ------------------------
           James J. Gaffney                  Director                                    )

           Terence M. O'Toole*               Director                                    )         July 7, 1998
           ------------------------
           Terence M. O'Toole

           Thomas E. Petry*                                                              )
           ------------------------
           Thomas E. Petry                   Director                                    )

           Barry S. Volpert*                                                             )
           ------------------------
           Barry S. Volpert                  Director                                    )

           /s/ David A. Kauer
           ------------------------
By:        *David A. Kauer
           Attorney-in-Fact


                      INSILCO CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                 Statement of Management's Responsibility for Financial Statements                              F-2


                 Independent Auditors' Report                                                                   F-3


                 Consolidated Balance Sheets                                                                    F-4
                    - December 31, 1997
                    - December 31, 1996


                 Consolidated Statements of Operations                                                          F-5
                    - Year ended December 31, 1997
                    - Year ended December 31, 1996
                    - Year ended December 31, 1995


                 Consolidated Statement of Stockholders' Equity (Deficit)
                    - For the years ended December 31, 1997, 1996 and 1995                                      F-6


                 Consolidated Statements of Cash Flows                                                          F-7
                    - Year ended December 31, 1997
                    - Year ended December 31, 1996
                    - Year ended December 31, 1995


                 Notes to Consolidated Financial Statements                                                     F-8

        Statement of Management's Responsibility for Financial Statements
        -----------------------------------------------------------------

The Consolidated Financial Statements and accompanying Notes of Insilco Corporation and subsidiaries have been prepared by management using the best available information and applying judgment. These statements have been prepared in accordance with generally accepted accounting principles in the United States. Management is responsible for the selection of appropriate accounting principles and the fairness and integrity of such statements.

The Company maintains a system of internal controls designed to provide reasonable assurance that accounting records are reliable for the preparation of financial statements and for safeguarding assets. The Company's system of internal controls includes financial written policies, guidelines and procedures; organizational structures, staffed through the careful selection of people that provide an appropriate division of responsibility and accountability; and an internal audit program. Professional financial personnel are responsible for implementing and overseeing the system of financial controls, reporting on management's stewardship of assets and maintaining accurate records.

KPMG Peat Marwick LLP, independent auditors, provide an objective, independent review of management's discharge of its obligations relating to the fairness of financial reporting. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the Consolidated Financial Statements are not materially misstated. The independent auditors' report of KPMG Peat Marwick LLP follows.

The Board of Directors pursues its oversight responsibility for the financial statements through its Audit Committee, composed of Directors who are not employees of the Company. The Audit Committee meets regularly to review with management and KPMG Peat Marwick LLP the Company's accounting policies, internal and external audit plans and results of audits performed. To ensure complete independence, KPMG Peat Marwick LLP and the internal auditors have full access to the Audit Committee and meet with the Audit Committee without the presence of management.



Robert L. Smialek
Chairman of the Board,
President and CEO



David A. Kauer
Vice President and Chief Financial Officer

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Insilco Corporation:

We have audited the consolidated financial statements of Insilco Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               KPMG PEAT MARWICK LLP

Columbus, Ohio
January 30, 1998, except as
 to Note 21, which is as of
 June 8, 1998 and Note 2,
 which is as of July 7, 1998

                      INSILCO CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                           December 31, 1997 and 1996
                       (In thousands, except share data)

                                     Assets                                          1997             1996
                                     ------                                          ----             ----

Current assets:
   Cash and cash equivalents                                                        $  10,651         3,481
   Trade receivables, net                                                              67,209        73,874
   Other receivables                                                                    3,477         8,499
   Inventories                                                                         60,718        66,385
   Deferred tax asset                                                                     277        29,859
   Prepaid expenses and other current assets                                            2,716         3,403
                                                                                    ---------     ---------

      Total current assets                                                            145,048       185,501
                                                                                    ---------     ---------

Property, plant and equipment, net                                                    113,971       114,379
Deferred tax asset                                                                      1,054         7,542
Other assets                                                                           42,600        40,971
                                                                                    ---------     ---------

      Total assets                                                                  $ 302,673       348,393
                                                                                    =========     =========

                  Liabilities and Stockholders' Equity (Deficit)
                  ---------------------------------------------
Current liabilities:
   Current portion of long-term debt                                                $   1,684        24,272
   Accounts payable                                                                    39,757        37,984
   Customer deposits                                                                   20,346        23,490
   Accrued expenses and other                                                          43,753        48,319
                                                                                    ---------     ---------

      Total current liabilities                                                       105,540       134,065

Long-term debt, excluding current portion                                             256,059       136,770
Other long-term obligations, excluding current portion                                 43,402        44,156
                                                                                    ---------     ---------

      Total liabilities                                                               405,001       314,991
                                                                                    ---------     ---------


Stockholders' equity (deficit):
   Common stock, $.001 par value; 15,000,000 shares authorized;
    4,548,373 shares
    issued (9,810,794 in 1996) and 4,080,693
    shares outstanding (9,487,740 in 1996)                                                  5            10
   Treasury stock, at cost                                                            (16,268)      (10,745)
   Additional paid-in capital                                                            --          81,496
   Accumulated deficit                                                                (82,756)      (37,115)
   Foreign currency translation adjustments                                            (3,309)         (244)
                                                                                    ---------     ---------

      Total stockholders' equity (deficit)                                           (102,328)       33,402
                                                                                    ---------     ---------

Commitments and contingencies (See Notes 10,11,14 and 17)

      Total liabilities and stockholders' equity (deficit)                          $ 302,673       348,393
                                                                                    =========     =========




See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995
                 (In thousands, except share and per share data)

                                                                    1997            1996               1995
                                                                    ----            ----               ----

Sales                                                           $   528,233         492,405         449,506
Cost of products sold                                               370,845         344,912         311,315
Depreciation and amortization                                        18,377          15,357          13,352
Selling, general and administrative expenses                         87,909          83,703          69,753
Amortization of Reorganization Goodwill                                --              --            16,205
                                                                -----------     -----------     -----------

      Operating income                                               51,102          48,433          38,881
                                                                -----------     -----------     -----------

Other income (expense):
   Interest expense                                                 (20,562)        (18,378)        (19,546)
   Interest income                                                    2,837             724           1,472
   Equity in net income of Thermalex                                  2,647           2,922           2,335
   Other income, net                                                    794           4,784          11,558
                                                                -----------     -----------     -----------

      Total other income (expense)                                  (14,284)         (9,948)         (4,181)
                                                                -----------     -----------     -----------

      Income from continuing operations before income taxes
       and extraordinary item                                        36,818          38,485          34,700

Income tax expense                                                  (13,404)        (13,272)        (16,694)
                                                                -----------     -----------     -----------

      Income from continuing operations before extraordinary
       item                                                          23,414          25,213          18,006
Discontinued operations, net of tax:
   Income (loss) from operations                                      1,170           8,741         (15,431)
   Gain on disposal                                                  57,788           5,099            --
                                                                -----------     -----------     -----------

      Income (loss) from discontinued operations                     58,958          13,840         (15,431)
                                                                -----------     -----------     -----------

      Income before extraordinary item                               82,372          39,053           2,575

Extraordinary item, net of tax                                         (728)           --              --
                                                                -----------     -----------     -----------

      Net income                                                $    81,644          39,053           2,575
                                                                ===========     ===========     ===========


Earnings (loss) per common share:
   Income from continuing operations                            $      3.25            2.65            1.83
   Discontinued operations                                             8.19            1.45           (1.57)
   Extraordinary item                                                 (0.10)           --              --
                                                                -----------     -----------     -----------

      Basic net income per share                                $     11.34            4.10            0.26
                                                                ===========     ===========     ===========


   Weighted average number of common shares outstanding           7,200,103       9,517,123       9,815,109
                                                                ===========     ===========     ===========


Earnings (loss) per common share - assuming dilution:
        Income from continuing operations                       $      3.19            2.55            1.77
        Discontinued operations                                        8.03            1.40           (1.52)
        Extraordinary item                                            (0.10)           --              --
                                                                -----------     -----------     -----------

      Diluted net income per share                              $     11.12            3.95            0.25
                                                                ===========     ===========     ===========

   Weighted average number of common shares outstanding
    and common share equivalents                                  7,345,045       9,891,631      10,132,174
                                                                ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                (Deficit) For the Years Ended December 31, 1997,
                                  1996 and 1995
                                 (In thousands)

                                                                                                                        Total
                                                                             Additional                 Cumulative   Stockholders'
                                                Common Stock    Treasury     Paid-in     Accumulated    Translation    Equity
                                               Par Value $.001   Stock        Capital      Deficit      Adjustment    (Deficit)
                                               ---------------  -------      ---------    ---------    ------------  ----------
Balance at December 31, 1994                       $     10         --         65,282      (78,743)        --        (13,451)

   Net income                                          --           --           --          2,575         --          2,575
   Shares issued upon exercise of stock options        --           --            226         --           --            226
   Purchase of treasury stock                          --         (6,813)        --           --           --         (6,813)
   Tax benefit from reduction of valuation
    allowance for deferred tax assets                  --           --          1,612         --           --          1,612
   Tax benefit from exercise of stock options          --           --             72         --           --             72
                                                   --------     --------     --------     --------     --------     --------


Balance at December 31, 1995                             10       (6,813)      67,192      (76,168)        --        (15,779)

   Net income                                          --           --           --         39,053         --         39,053
   Tax benefit from reduction of valuation
    allowance for deferred tax assets                  --           --         10,237         --           --         10,237
   Purchase of treasury stock                          --         (3,932)        --           --           --         (3,932)
   Restricted stock                                    --           --          3,300         --           --          3,300
   Shares issued upon exercise of stock options        --           --          1,071         --           --          1,071
   Reserved shares                                     --           --           (706)        --           --           (706)
   Tax benefit from exercise of stock options          --           --            402         --           --            402
   Foreign currency translation adjustment             --           --           --           --           (244)        (244)
                                                   --------     --------     --------     --------     --------     --------

Balance at December 31, 1996                             10      (10,745)      81,496      (37,115)        (244)      33,402


   Net income                                          --           --           --         81,644         --         81,644
   Repurchase of shares                                  (5)        --        (92,710)    (127,285)        --       (220,000)
   Costs of Tender Offer                               --           --           (889)        --           --           (889)
   Purchase of treasury stock                          --         (5,523)        --           --           --         (5,523)
   Restricted stock                                    --           --            571         --           --            571
   Shares issued upon exercise of stock options        --           --          8,255         --           --          8,255
   Tax benefit from exercise of stock options          --           --          3,277         --           --          3,277
   Foreign currency translation adjustment             --           --           --           --         (3,065)      (3,065)
                                                   --------     --------     --------     --------     --------     --------

Balance at December 31, 1997                       $      5      (16,268)        --        (82,756)      (3,309)    (102,328)
                                                   ========     ========     ========     ========     ========     ========




See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                      1997            1996            1995
                                                                      ----            ----            ----

Cash flows from operating activities:
     Net income                                                      $  81,644        39,053         2,575
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                    18,377        15,357        45,524
       Deferred tax expense                                             11,679        11,667        13,868
       Other noncash charges and credits                                  (127)       (4,904)       (6,143)
     Changes in operating assets and liabilities:
       Receivables                                                      (1,297)       (3,370)         (439)
       Inventories                                                      (3,304)          791        (1,212)
       Payables and other                                               12,515           958       (10,077)
       Other long-term liabilities                                      (2,344)       (2,329)       (3,463)
       Discontinued operations:
         Gain on disposal Office Products Business                     (95,001)       (2,493)         --
         Deferred tax expense                                           25,687        (1,651)       (1,207)
         Depreciation                                                      194         1,474         1,406
         Change in operating assets and liabilities                     (2,512)          870        (3,088)
                                                                     ---------     ---------     ---------


             Net cash provided by operating activities                  45,511        55,423        37,744
                                                                     ---------     ---------     ---------

Cash flows from investing activities:
     Proceeds from divestitures, net                                   112,610        21,818          --
     Other investing activities                                          6,190         8,704         7,481
     Capital expenditures                                              (23,583)      (20,009)      (20,190)
     Discontinued operations                                              --          (2,570)       (1,969)
     Acquisitions of businesses, net of cash acquired                     --         (37,726)         --
                                                                     ---------     ---------     ---------

             Net cash provided by (used in) investing activities        95,217       (29,783)      (14,678)
                                                                     ---------     ---------     ---------

Cash flows from financing activities:
     Repurchase of shares                                             (220,000)         --            --
     Retirement of long-term debt                                     (117,246)      (26,330)      (12,926)
     Debt issuance and Tender Offer costs                              (10,689)         --            --
     Payment of prepetition liabilities                                 (2,811)       (2,862)       (2,949)
     Purchase of treasury stock                                         (1,887)       (3,932)       (6,813)
     Proceeds from sale of subordinated notes                          150,000          --            --
     Proceeds from debt borrowings                                      64,759          --             600
     Proceeds from sale of stock                                         4,618         1,071           226
                                                                     ---------     ---------     ---------

             Net cash used in financing activities                    (133,256)      (32,053)      (21,862)
                                                                     ---------     ---------     ---------


Effect of exchange rate changes on cash                                   (302)         --            --
                                                                     ---------     ---------     ---------


             Net increase (decrease) in cash and cash equivalents        7,170        (6,413)        1,204

Cash and cash equivalents at beginning of period                         3,481         9,894         8,690
                                                                     ---------     ---------     ---------

Cash and cash equivalents at end of period                           $  10,651         3,481         9,894
                                                                     =========     =========     =========

Supplemental information - cash paid for:
     Interest, net of capitalized amount                             $  13,305        17,820        18,199
                                                                     =========     =========     =========

     Income taxes                                                    $   7,062         2,081         2,407
                                                                     =========     =========     =========




See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)   PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the financial statements of Insilco Corporation (the "Company") and its wholly owned subsidiaries. The Company's investments in companies for which the Company does not have operational control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

       (B)   PRO FORMA RESULTS OF OPERATIONS

             During 1996, the Company entered into two acquisition transactions (See Note 3). In addition, during 1997, the Company completed a self tender and share repurchase of approximately 59% of its outstanding shares (See Note 11) partially with the proceeds from the divestiture of its traditional office products business (See
             Note 2) and partially through the issuance of subordinated notes and refinancing of its bank credit agreement (See Note 8). These transactions affect the understanding of the Company's financial position, results of operations and cash flows for 1997 compared to prior periods. As a result of these transactions, the Company has presented pro forma results of operations for 1997 and 1996 as if all of these transactions except the divestiture of the Office Products Business (which is being accounted for as a discontinued operation) occurred at the beginning of the respective periods in
             Note 20.

       (C)   CASH EQUIVALENTS

             Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

       (D)   TRADE RECEIVABLES

             Trade receivables are presented net of allowances for doubtful accounts and sales returns of $2,132,000 and $4,978,000 at December 31, 1997 and 1996, respectively.

       (E)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out cost method.

       (F)   PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the assets' estimated useful lives which is 25 years for new buildings, 9 years for machinery and equipment and ranges from 3 to 7 years for other property, plant and equipment.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (G)   "FRESH START" ACCOUNTING AND REORGANIZATION GOODWILL

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

             Reorganization Goodwill consisted of the excess of the Company's reorganization value over the aggregate fair value of its tangible and identified intangible assets on March 31, 1993 and was amortized over a three year period. Reorganization Goodwill was fully amortized at December 31, 1995.

       (H)   DEFERRED FINANCING COSTS

             Deferred financing costs are being amortized using the effective interest method over the life of the related debt.

`      (I)   GOODWILL

             Goodwill represents the excess of cost of net assets acquired in business combinations over their fair values. It is amortized on a straight-line basis over estimated periods to be benefited (not exceeding 40 years). Goodwill is periodically reviewed for impairment based upon an assessment of future operations to insure it is appropriately valued.

       (J)   INTEREST RATE HEDGES

             The Company periodically uses interest rate hedges to limit its exposure to the interest rate risk associated with its floating rate long-term bank debt. Unamortized premium related to purchased interest rate caps is included in other assets in the balance sheet and is amortized using the interest method over the life of the related agreements. Amounts received under cap agreements and net amounts received (or paid) under swap agreements are recorded as a reduction (addition) to interest expense.

       (K)   ENVIRONMENTAL REMEDIATION AND COMPLIANCE

             Environmental remediation and compliance expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

       (L)   FAIR VALUE OF FINANCIAL INSTRUMENTS

             Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 1997. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See Note 9).

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (M)   INCOME TAXES

             Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

       (N)   EARNINGS PER SHARE

             In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods after December 15, 1997. All prior period earnings per share amounts have been restated to conform with SFAS 128 requirements. Under SFAS 128, the Company computes two earnings per share amounts basic EPS and EPS assuming dilution. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the period. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the period, including common stock equivalents which reflect the dilutive effect of stock options granted to employees and directors.

       (O)   ESTIMATES

             In conformity with generally accepted accounting principles, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying actual results may ultimately differ from those estimates.

       (P)   RECLASSIFICATIONS

             Certain 1996 and 1995 amounts have been reclassified to conform with 1997 presentation.

       (Q)   ACCOUNTING STANDARDS

             In June 1997, the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and most other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. In addition, in February 1998, the FASB issued Statement No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits", concerning employer disclosure about pension plans and other post-retirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for 1998. These statements expand or modify disclosures and will have no impact on the Company's financial position, results of operations or cash flows.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2)    DISCONTINUED OPERATIONS

       On March 5, 1997, the Company completed the sale of its Office Products Business within the Office Products/Specialty Publishing Group with the divestiture of its traditional office products business (the "Rolodex Business") for $112,610,000, net of transaction costs, resulting in a gain of $57,788,000, net of taxes of $37,213,000. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis"). The proceeds from these sales aggregated $21,818,000. (See Note 20 for unaudited pro forma financial information with respect to these divestitures).

       On July 7, 1998, the Company amended its Form 10-K to account for the sale of the Office Products Business as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued Office Products Business for the years 1997, 1996, and 1995 were $10,797,000, $80,069,000 and
       $111,697,000, respectively. At December 31, 1996, the current and non-current net assets of the Office Products Business were $6,531,000 and $8,934,000, respectively.

(3)    ACQUISITIONS

       In 1996, the Company acquired Great Lake, Inc. ("Great Lake"), which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business") for approximately $37,726,000 including transaction fees and expenses. The Lingemann transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International, Inc. This cash transaction was financed principally from borrowings under the Company's prior bank credit agreement (See Note 8).

       These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the period subsequent to their acquisition dates. (See Note 20 for pro forma results). The fair value of the assets acquired totaled $47,478,000 and the liabilities assumed totaled $9,752,000.

(4)    INVENTORIES

       A summary of inventories at December 31 follows (in thousands):

                                              1997                       1996
                                              ----                       ----

Raw materials and supplies                 $  25,396                    27,677
Work in process                               23,427                    25,570
Finished goods                                11,895                    13,138
                                           ---------                    ------

                                           $  60,718                    66,385
                                           =========                    ======

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)    PROPERTY, PLANT AND EQUIPMENT

       A summary of property, plant and equipment at December 31 follows (in thousands):

                                                      1997               1996
                                                      ----               ----

Land                                                $   6,267             6,310
Buildings                                              33,718            32,772
Machinery and equipment                               137,310           125,211
                                                    ---------         ---------

                                                      177,295           164,293
     Less accumulated depreciation                    (63,324)          (49,914)
                                                    ---------         ---------

                                                    $ 113,971           114,379
                                                    =========         =========

(6) OTHER ASSETS

       A summary of other assets at December 31 follows (in thousands):


                                                         1997             1996
                                                         ----             ----

Goodwill, net                                             $13,408         13,659
Equity investment in Thermalex                              9,736          8,550
Deferred financing costs                                    9,246          1,666
Cash surrender value of life insurance                      4,636          5,635
Other                                                       5,574         11,461
                                                          -------        -------

                                                          $42,600         40,971
                                                          =======        =======

       Thermalex, Inc. ("Thermalex") is a joint venture, formed in 1985 between the Company's Thermal Components Division and Mitsubishi Aluminum, Ltd., which sells aluminum extruded products to the automobile industry. The Company received $1,461,000 and $3,400,000 of dividend distributions from Thermalex in 1997 and 1996, respectively.

       Sales for Thermalex for the years ended December 31, 1997, 1996 and 1995 were $47,152,000, $48,057,000 and $44,839,000, respectively. Net income for the years ended December 31, 1997, 1996 and 1995 was $5,294,000, $5,844,000 and $4,670,000, respectively. Total assets were $36,348,000 and $28,629,000 at December 31, 1997 and 1996, respectively. Stockholders' equity was $19,475,000 and $17,102,000 at December 31, 1997 and 1996, respectively.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)    ACCRUED EXPENSES AND OTHER

       A summary of accrued expenses and other at December 31 follows (in thousands):

                                                           1997             1996
                                                           ----              ----

Salaries and wages payable                               $  9,445          9,838
Accrued interest payable                                    8,038          3,113
Current portion of the long term obligations                5,393          6,661
Accrued taxes payable                                       1,112            116
Pension                                                     5,523          5,682
Other accrued expenses                                     14,242         22,909
                                                         --------       --------

                                                         $ 43,753         48,319
                                                         ========       ========

(8) LONG-TERM DEBT

       A summary of long-term debt at December 31 follows (in thousands):

                                                       1997               1996
                                                       ----               ----

Subordinated notes                                  $ 150,000              --
Bank revolving credit facility                         87,500            41,300
Alternative currency borrowings                        18,348              --
Bank term loan                                           --             116,677
Miscellaneous                                           1,895             3,065
                                                    ---------         ---------

                                                      257,743           161,042
   Less current portion                                (1,684)          (24,272)
                                                    ---------         ---------

                                                    $ 256,059           136,770
                                                    =========         =========

       On July 3, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated credit agreement with a bank group consisting of Citicorp USA, Inc., Goldman Sachs Credit Partners L.P., (an affiliate of the Company's principal stockholder) and First National Bank of Chicago (the "Bank Credit Agreement"). The Bank Credit Agreement provides for a $200 million revolving credit facility with a $50 million sublimit for issuance of letters of credit ($9.0 million outstanding at December 31, 1997) and a $50 million sublimit for alternative currency borrowings. The $200 million revolving credit facility is permanently reduced by $20 million per year beginning July 2000 through July 2002. The bank loans and letters of credit bear interest at various floating rates, which approximate the one to six month LIBOR rates plus 1.25% (such LIBOR rates approximated 5.72% to 5.84% at December 31, 1997) subject to performance versus a leverage ratio. The revolving credit facility will terminate and all amounts outstanding, if any, will be due on July 8, 2003. Annual commitment fees consist of 0.3% of the average daily unused commitment.

       As of December 31, 1997, under the sublimit for alternative currency borrowings, the Company had borrowed $18.3 million (33.0 million Deutsche Marks). The Company's alternative currency borrowing is designed to hedge the Company's net investment in its German operations. The change, if any, to the net investment as a result of foreign currency fluctuations is included in stockholders' equity as a foreign currency translation adjustment. The alternative currency

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       borrowing is denominated in German Deutsche Marks and bears interest based on one to six month German LIBOR rates plus 1.25% (such LIBOR rates approximated 3.53% to 3.75% at December 31, 1997).

       The Bank Credit Agreement is guaranteed on a joint and several basis by the Company's material directly and indirectly wholly owned subsidiaries (the "Guarantors") and has been secured by substantially all assets of the Guarantors. The Bank Credit Agreement contains certain financial and other covenants usual and customary for a secured credit agreement. The Company was in compliance with these covenants as of December 31, 1997.

       In 1997, proceeds from the Bank Credit Agreement were used to prepay amounts outstanding under the prior bank credit agreement. As a result of the prepayment, the Company recorded an extraordinary charge of $728,000 (net of a tax benefit of $465,000) due to expensing the related unamortized debt financing costs.

       On August 12, 1997, the Company completed the issuance of $150,000,000 of 10.25% senior subordinated notes (the "Notes"). Interest is payable semi-annually, with a maturity date of August 15, 2007.

       The Company may redeem the Notes, in whole or in part, upon certain conditions, at any time on or after August 15, 2002 and prior to maturity. The Notes have certain covenants that have restrictions on dividends and distributions. Upon a change of control, holders of the Notes may require the Company to purchase all or a portion of the Notes at a purchase price equal to 101% of their aggregate principal amount, plus accrued interest, if any.

(9)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follow (in thousands):


                                                         1997                             1996
                                             ---------------------------------     ----------------------------

                                                                  Estimated                          Estimated
                                              Book Value          Fair Value        Book Value       Fair Value
                                              ----------          ----------        ----------      ----------
Debt:
    Subordinated notes                             $ 150,000         154,500                -               -
    Bank revolving credit facility                   105,848         105,848           41,300          41,300
    Bank term loan                                         -               -          116,677         116,677
    Miscellaneous                                      1,895           1,895            3,065           3,065
                                                   ---------       ---------         --------      ----------

                                                   $ 257,743         262,243          161,042         161,042
                                                    ========        ========          =======        ========

Hedges:
    Interest rate (asset)                      $           -             423            (163)           1,281
                                                ============      ==========       =========        =========


       At December 31, 1997, the Company's only interest rate hedge consisted of a swap agreement which fixed the interest rate on $45,000,000 (from 5/30/95 to 5/30/98) of borrowings at 8.99%.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss. The Company manages exposure to counterparty credit risk by entering into such transactions with major financial institutions that are expected to perform under the terms of such agreements.

(10)   OTHER LONG-TERM LIABILITIES

       A summary of other long-term liabilities at December 31 follows (in thousands):

                                                                                1997                  1996
                                                                                ----                  ----

Post-retirement benefits, other than pensions (Note 12)                       $  22,191              22,112
Prepetition and other tax liabilities                                            15,762              16,722
Environmental liabilities                                                         8,625               9,208
Deferred compensation and other                                                   2,217               2,775
                                                                                -------              ------

                                                                                 48,795              50,817
   Less current portion                                                          (5,393)             (6,661)
                                                                               --------            --------

                                                                              $  43,402              44,156
                                                                                =======             =======

       PREPETITION AND OTHER TAX LIABILITIES

       On April 1, 1993, the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 cases") pursuant to a plan of reorganization (the "Plan of Reorganization"). The Chapter 11 cases were commenced on January 13, 1991 (the "Petition Date"). The Company entered into an agreement with the Internal Revenue Service ("IRS") settling Federal income tax claims filed in the Chapter 11 cases for open taxable years through 1990. In addition to this agreement, the tax liabilities include Prepetition state tax claim settlements, negotiated payment terms on certain foreign Prepetition tax liabilities, and an estimate of the Company's obligation for curative action required by the IRS to cure certain operational defects in one of the Company's defined contribution plans.

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

       The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $8,625,000 relating to these environmental matters at December 31, 1997. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon in-house engineering expertise and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

(11)   STOCKHOLDERS' EQUITY (DEFICIT)

       The Company's authorized capital stock consists of 15,000,000 shares of common stock. Each share entitles its holder to one vote on matters submitted to stockholders. At December 31, 1997 and 1996, the issued shares of common stock included 67,483 and 163,557 shares of common stock, respectively, available to satisfy Prepetition claims.

       On July 10, 1997, the Company, using the proceeds from the sale of the Rolodex Business, purchased (i) 2,805,194 shares from Water Street Corporate Recovery Fund I, L.P. ("Water Street") (the Company's largest stockholder which is an investment partnership of which Goldman, Sachs & Co. is the general partner) at $38.50 per share in cash for an aggregate purchase price of $107,999,969 and (ii) 51,948 shares from Robert L. Smialek, the President and Chairman of the Board of the Company, at $38.50 per share in cash, for an aggregate purchase price of $1,999,998. On August 12, 1997, the Company completed a tender offer (the "Tender Offer"), pursuant to which it purchased 2,857,142 shares at a price of $38.50 per share in cash. At the completion of the Tender Offer, the number of outstanding shares were reduced to approximately 4.1 million.

       The Company repurchased 97,500 shares of its common stock during 1996 at prices ranging from $30.60 to $36.125 under the $15,000,000 stock buyback program approved by the Company's Board of Directors on July 26, 1995. During the last half of 1995, the Company had repurchased 197,500 shares of its common stock at prices ranging from $32.375 to $36.875 under the stock buyback program.

       Water Street, an investment partnership of which Goldman, Sachs & Co. ("Goldman Sachs") is the general partner, is the Company's principal stockholder, owning approximately 45% of the Company's outstanding shares of common stock.

(12)   PENSION PLANS AND POST-RETIREMENT BENEFITS

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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                             1997                            1996
                                                     ---------------------------------------------------
                                                  Assets         Accumulated        Assets        Accumulated
                                                  Exceed          Benefits         Exceed          Benefits
                                                 Accumulated        Exceed        Accumulated        Exceed
                                                  Benefits          Assets         Benefits          Assets
                                                  ---------        --------          -------         -------

Plan assets at fair value                         $  86,888          11,086           81,025          11,467
                                                  ---------        --------          -------         -------
Actuarial present value of benefit
   obligations:
      Vested benefits                                69,088          14,122           62,230          14,078
      Nonvested benefits                              1,217             698              906             606
                                                  ---------        --------          -------         -------

Accumulated obligation                               70,305          14,820           63,136          14,684
Benefits attributable to future
   compensation increases                             5,177             666            2,504             549
                                                  ---------        --------          -------         -------

Projected benefit obligations                        75,482          15,486           65,640          15,233
                                                  ---------        --------          -------         -------

Plan assets less projected
   benefit obligation                                11,406          (4,400)          15,385          (3,766)
Unrecognized losses (gains)                         (13,072)           (323)         (17,227)           (550)
Unrecognized prior service costs                     (1,188)          2,054           (1,260)          1,736
                                                  ---------        --------          -------         -------

      Pension liability                           $  (2,854)         (2,669)          (3,102)         (2,580)
                                                  =========        ========         ========         =======

       The components of pension cost follow (in thousands):

                                                                     1997            1996             1995
                                                                     ----            ----             ----

Service cost                                                     $    2,320            2,113           1,620
Interest cost                                                         5,639            5,794           9,949
Actual return on assets                                             (14,689)          (6,565)         (9,993)
Net amortization and deferral                                         7,741              (44)            118
                                                                    -------          -------        --------

      Net pension cost                                           $    1,011            1,298           1,694
                                                                    =======          =======        ========

       In addition, the Company recognized pension costs of $597,000 in 1997, $880,000 in 1996 and $580,000 in 1995 related to contributions to multi-employer plans.

       In the fourth quarter of 1995, the Company adopted a lump sum settlement feature for retirees and certain vested plan participants which resulted in the settlement of more than $42,000,000 in pension obligations. The Company recorded a gain on the settlement of $4,300,000 in the fourth quarter of 1995.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The assumptions used in accounting for the pension plans as of December 31 follow:

                                                          1997           1996
                                                          ----           ----

Discount rates                                          7.25%           7.75%
Rates of increase in compensation levels                4.50%           4.50%
Expected long-term rate of return on assets             9.00%           9.00%

       In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $819,000 in 1997, $738,000 in 1996 and $666,000 in 1995.

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

       During 1996, the Company amended its Retiree Plans and the one Open Plan to limit the Company's contributions and to adopt a cost-sharing method based upon a retiree's years of service. As a result, the accumulated post-retirement benefit obligation for these retiree health care plans was reduced by approximately $3.4 million.

       The components of net periodic post-retirement benefit cost follow (in thousands):

                                                 1997             1996           1995
                                                 ----             ----           ----

Service cost                                   $   400              492             503
Interest cost                                    1,099            1,154           1,401
Amortization of prior service cost                (437)            (365)           (145)
                                               -------            -----          ------

                                               $ 1,062            1,281           1,759
                                               =======            =====          ======

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                              1997         1996
                                                              ----         ----

Accumulated post-retirement benefit obligations:
    Retirees                                                $ 8,421        7,828
    Other fully eligible plan participants                    2,616        2,302
    Other active plan participants                            5,811        4,440
                                                            -------      -------

        Total                                                16,848       14,570

Prior service cost                                            4,425        4,777
Unrecognized net gain                                           918        2,765
                                                            -------      -------

        Accrued post-retirement benefit costs               $22,191       22,112
                                                            =======      =======

       At December 31, 1997 and 1996, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.25% and 7.75%, respectively. The recorded health care cost trend rate assumed in measuring the accumulated post-retirement benefit obligation was 8% in 1998, declining to an ultimate rate of 5% in 2010 and thereafter. If these trend rate assumptions were increased by 1%, the accumulated post-retirement benefits obligation would increase by approximately 16% ($2,751,000). The effect of this change on the sum of service cost and interest cost components of the net periodic post-retirement benefit cost for the year ending December 31, 1997 would be an increase of approximately 21% ($320,000).

(13)   STOCK-BASED COMPENSATION PLANS

       The Company's 1993 Long-term Incentive Plan (the "Incentive Plan"), as amended, and the 1993 Nonemployee Director Stock Incentive Plan (the "Director Plan") provides for the issuance of no more than 2,000,000 and 360,000, respectively, shares of common stock to eligible employees and nonemployee directors. As of December 31, 1997, the shares available for future awards under the Incentive Plan and the Director Plan have been reduced to 694,136, and 146,664, due to stock options and restricted stock awards granted since the inception of the plans.

       STOCK OPTIONS

       Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock- Based Compensation", companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. However, pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS 123 are presented below.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 1997, 1996 and 1995 under SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts below:

                                                                   1997      1996       1995
                                                                   ----      ----       ----

Net income                                 As reported          $  81,644     39,053     2,575
                                             Pro forma             81,069     38,748     2,562

Basic earnings per share                   As reported              11.34       4.10      0.26
                                             Pro forma              11.26       4.07      0.26

Diluted earnings per share                 As reported              11.12       3.95      0.25
                                             Pro forma              11.06       3.92      0.25

       The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

       A summary of the options granted follows:

                                                                                               Weighted
                                                                            Number of           Average
                                                                             Shares             Price
                                                                             ------             -----

Options outstanding December 31, 1994                                      1,092,168          $  21.84
   Granted                                                                    12,850             32.30
   Forfeited                                                                 (28,369)            21.03
   Exercised                                                                 (12,646)            15.39
                                                                        ------------

Options outstanding December 31, 1995                                      1,064,003             22.07
   Granted                                                                   102,900             34.82
   Forfeited                                                                 (36,670)            26.69
   Exercised                                                                 (59,668)            17.95
                                                                        ------------

Options outstanding December 31, 1996                                      1,070,565             23.36
   Granted                                                                   151,500             36.87
   Forfeited                                                                 (30,938)            24.79
   Exercised                                                                (450,860)            18.27
                                                                         ------------

Options outstanding December 31, 1997                                        740,267             29.17
                                                                         ===========

Options exercisable at December 31:
   1995                                                                      471,614             20.87
   1996                                                                      682,681             21.45
   1997                                                                      421,033             27.18

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options follow:



                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         --------------------------------------------------      ---------------------------------
                                                  Weighted
                                                   Average        Weighted-                              Weighted-
      Range of                Number              Remaining        Average             Number             Average
      Exercise            Outstanding at         Contractual      Exercise         Exercisable at        Exercise
       Prices            December 31, 1997          Life            Price         December 31, 1997        Price
      --------           -----------------         ------          -------        -----------------       ------
        $15.00-20.00          148,255                2.6       $  16.33                 92,255        $  15.92
         25.01-30.00          355,779                2.3          29.91                299,079           29.89
         30.01-35.00           90,168                7.9          34.66                 26,968           34.64
         35.01-39.00          146,065                4.7          37.03                  2,731           37.58
                             --------                                                ---------
                              740,267                                                  421,033
                             ========                                                 ========

       The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $13.87, $19.20 and $18.58, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0.0%, risk- free interest rate of 5.57%, and an expected life of 4.14 years.

       RESTRICTED STOCK

       The awards of restricted common stock to employees and directors has been contingent upon the participants maintaining certain investments in the Company's common stock and the restrictions on the awards lapse only if:
       (1) the market value of the Company's common stock attains targeted levels during a specified period; and, (2) generally only after the participants complete a required service period. The compensation expense associated with the restricted stock awards is recorded over the employee service period if it is determined probable that the restrictions based upon attaining the probable targets will lapse. The compensation expense was $397,000, $465,000 and $1,290,000 in 1997, 1996, and 1995,
       respectively. As of December 31, 1997, awards of 70,324 shares are subject to the restrictions and will be forfeited if the restrictions are not met prior to August 2000.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14)   INCOME TAX EXPENSE

       The components of total income taxes and a reconciliation of total income taxes to the actual income tax obligation follow (in thousands):


                                                        1997          1996        1995
                                                        ----          ----        ----
Total income taxes:
From continuing operations before
 extraordinary item:
       Current:
          Federal                                     $    588          563          620
          State and local                                  515          745        1,000
          Foreign                                          622          297          364
                                                      --------     --------     --------
                                                         1,725        1,605        1,984
                                                      --------     --------     --------
       Deferred:
          Federal                                       10,203       10,033       13,840
          State and local                                  988          882          870
          Foreign                                          488          752         --
                                                      --------     --------     --------
                                                        11,679       11,667       14,710
                                                      --------     --------     --------

          Total from continuing operations
           before extraordinary item                    13,404       13,272       16,694
   Discontinued operations                              38,250         (462)        (495)
   Extraordinary item                                     (465)        --           --
   Stockholders' equity                                 (3,277)        (402)         (72)
                                                      --------     --------     --------

          Total income taxes                            47,912       12,408       16,127

Noncash allocations:
   Deferred income taxes - continuing operations       (11,679)     (11,667)     (13,868)
   Deferred income taxes - discontinued operations     (25,687)       1,651        1,207
   Charges in lieu of taxes                               --           --           (842)
                                                      --------     --------     --------

          Actual income tax obligations               $ 10,546        2,392        2,624
                                                      ========     ========     ========

          In accordance with the Reorganization SOP, pre-reorganization deferred tax assets not previously recognized on the balance sheet are recorded as a reduction to Reorganization Goodwill (until reduced to zero and then as an addition to paid-in capital) when realized and are presented as "charges in lieu of taxes."

          Pretax income from continuing operations by domestic and foreign source follows (in thousands):

                                1997             1996             1995
                                ----             ----             ----

Domestic                    $  33,577           34,606            31,275
Foreign                         3,241            3,879             3,425
                             --------           ------           -------

                            $  36,818           38,485            34,700
                              =======           ======            ======

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Income tax expense attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):

                                                                      1997              1996              1995
                                                                      ----              ----              ----

Computed "expected" tax expense                                    $ 12,886            13,470            12,145
State and local taxes                                                 1,323             1,422             1,582
Equity in earnings of affiliates                                       (733)             (818)             (817)
Foreign tax rate differential                                          (373)             (296)             (651)
Goodwill amortization                                                    20                22             5,672
Other, net                                                              281              (102)             (870)
Valuation       allowance                                                 -              (426)             (367)
                                                                   --------           -------          --------

   Income tax expense                                              $ 13,404            13,272            16,694
                                                                    =======            ======           =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                                                        1997             1996
                                                                                        ----             ----

Deferred tax assets:
   Net operating loss carryforwards                                                $    9,526            38,783
   Accrued liabilities                                                                 13,882            18,474
   Pension and other post-retirement benefits                                          11,026            11,105
   Alternative Minimum Tax Credit                                                       7,965             1,872
   Capital loss carryforwards                                                               -             8,812
   Other                                                                                1,127             2,537
                                                                                    ---------        ----------

     Total gross deferred tax assets                                                   43,526            81,583
        Less valuation allowance                                                      (29,870)          (34,116)
                                                                                     --------         ---------

                                                                                       13,656            47,467
                                                                                     --------         ---------
Deferred tax liabilities:
   Plant and equipment                                                                (11,472)           (9,199)
   Other                                                                                 (853)             (867)
                                                                                    ---------        ----------

     Total gross deferred tax liabilities                                             (12,325)          (10,066)
                                                                                     --------         ---------

        Net deferred tax asset                                                     $    1,331            37,401
                                                                                    =========          ========

       The net reduction in the valuation allowance for deferred tax assets for the years ended December 31, 1997, 1996, and 1995 was $4,246,000,
       $10,836,000 and $7,623,000, respectively, which primarily resulted from the reduction of the deferred tax assets in 1997 and the recognition of additional deferred tax assets and the expiration of capital loss carryforwards in 1996 and 1995. During the fourth quarters of 1996 and 1995, deferred tax assets of $10,663,000 and $9,180,000, respectively, were recognized because it was concluded that it was more likely than not that additional deferred tax assets would be realized in future years following an evaluation of the actual 1994, 1995 and 1996 taxable income and projections of future taxable income. In 1996, the projections included an assessment of the impact of the decision to pursue a sale of the Rolodex Business (completed in March 1997) on future taxable income. Accordingly, the recognition of a pre-reorganization deferred tax asset of $7,201,000 in 1995 was recorded as a reduction to Reorganization Goodwill, $10,237,000 and $1,612,000, in 1996 and 1995 respectively, was recorded as an increase to paid-in capital and $426,000 and $367,000 was recorded as a component

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       of deferred income tax benefit in 1996 and 1995, respectively.

       Recognition, if any, of tax benefits subsequent to December 31, 1997 relating to unrecognized deferred tax assets are expected to be allocated to the consolidated statements of operations and additional paid-in capital in the amounts of $17,676,000 and $12,194,000, respectively. At December 31, 1997, the Company had Federal net operating loss carryforwards of approximately $16,682,000 which begin to expire in 2008.

       The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The IRS is presently examining the consolidated Federal income tax returns for 1991 through 1996. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(15)   OTHER INCOME AND NONRECURRING CHARGES

       Other income for 1996 included a favorable adjustment of $2,200,000 related to the Company's environmental liabilities following completion of a site clean-up for an amount less than previously estimated. Other income for 1995 included favorable adjustments of $3,600,000 related to the Company's environmental liabilities following a review of its liabilities from previously divested operations, $1,494,000 related to the resolutions of several legal disputes and a $3,973,000 gain on the sale of idle corporate assets.

(16)   RELATED PARTY TRANSACTIONS

       During 1997, the Company paid Goldman Sachs $1,996,000 in investment banking fees and expenses related to the sale of the Rolodex Business, $2,042,000 of fees in connection with the refinancing and issuance of the Notes and $204,000 for services rendered in connection with the Tender Offer. During 1997, the Company paid Goldman Sachs $3,094,000 in underwriting fees related to the issuance of the Notes.

       As discussed in Note 8, the Company entered into a new bank credit agreement in 1997. Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, had an initial participating interest of $66,667,000 in the Bank Credit Agreement. Goldman Sachs Credit Partners L.P. received $583,000 from the agent bank for its portion of the arrangement fee paid by the Company in 1997.

       During 1996, the Company paid Goldman Sachs $1,000,000 in transaction fees in connection with the purchase of Lingemann (See Note 3). In connection with such services, the Company provides for the indemnification of Goldman Sachs against various liabilities, including liabilities under the Federal securities laws.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17)   COMMITMENTS AND CONTINGENCIES

       Rental expense for operating leases totaled $4,283,000, $3,291,000 and $2,468 ,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These leases primarily relate to production facilities. Rentals received for subleases for operating leases totaled $248,000 in 1997 and none in both 1996 and 1995.

       Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 1997 are as follows: 1998, $3,774,000; 1999, $2,861,000; 2000, $2,209,000; 2001, $1,596,000; 2002, $874,000; and
       thereafter, $1,324,000. Future minimum rentals to be received under noncancellable subleases for years subsequent to December 31, 1997 are as follows: 1998, $260,000; 1999, $260,000; 2000, $260,000; 2001, $22,000;
       and thereafter, none.

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

(18)   BUSINESS SEGMENT INFORMATION

       The Company manufactures and supplies a diversity of products in three primary business segments. The segments and products are discussed below:

       (a)     AUTOMOTIVE COMPONENTS GROUP

               The Automotive Components Group is made up of three operating units, Thermal Components Group ("Thermal"), Steel Parts Corporation ("Steel Parts") and Romac Metals ("Romac"). The businesses in this segment manufacture automotive heat exchangers and related tubing, automatic transmission and suspension components and stainless steel tubing, respectively.

               In 1997, the group's sales to the automotive OEM market, aftermarket and non-automotive OEM manufacturers were 46%, 16% and 27% of total sales, respectively, compared to 46%, 19% and 23% of total sales, respectively, in 1996 and 43%, 19% and 22% of total sales, respectively, in 1995.

               Thermal's heat-transfer products have a broad range of applications in motor vehicles, railroad locomotives, construction and other industrial equipment.

               Steel Parts is a manufacturer of close tolerance precision metal stampings for the automotive industry including clutch plates for automatic transmissions, suspension parts for vibration- reducing assemblies and engine mounts. Approximately 70%, 70% and 67% of Steel Parts' sales were to one of the "Big 3" domestic automobile manufacturers in 1997, 1996 and 1995, respectively.

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

       (b)     TECHNOLOGIES GROUP

               The Technologies Group consists of four operating units, Stewart Connector Systems, Inc. ("Stewart Connector"), Signal Transformer Co., Inc. ("Signal"), Stewart Stamping Corporation ("Stewart Stamping"), and Escod Industries ("Escod"). These units manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, precision wiring, main frame computer, automotive and medical equipment markets.

               Stewart Connector designs and manufactures specialized high speed data connector systems for telecommunications, cellular communications and data transmission, including local and wide area networks. Foreign sales accounted for approximately 41% of Stewart Connector's sales in 1997, 40% in 1996 and 43% in 1995. Competition is based principally on price with respect to older product lines and on technology and product features for newer products and to a lesser extent, patent protection.

               Signal manufactures both standard off-the-shelf and custom-made power transformers serving a broad customer base in a variety of industries. It has a customer base of over nine thousand accounts, consisting of both OEMs and aftermarket resellers.

               Stewart Stamping is a tool designer and subcontract manufacturer of precision stampings and wireformed parts. Stewart Stamping sells it products to a broad customer base primarily in the U.S. Stewart Stamping traditionally has focused on products that because of the engineering and manufacturing capability required to produce them, have the potential for repeat business.

               Escod produces electronic cable assemblies, specialized wire harnesses and certain telecommunication equipment subassemblies for sale to manufacturers of telecommunications, computer and other electronics equipment. Two telecommunications OEMs together accounted for approximately 68%, 66% and 60% of Escod's total revenues in 1997, 1996 and 1995, respectively.

       (c)     SPECIALTY PUBLISHING

               Specialty Publishing consists of Taylor Publishing Company ("Taylor"), a wholly owned subsidiary engaged in yearbook and other specialty publishing.

               Taylor is engaged primarily in the contract design and printing of student yearbooks from which it derived at least 87% of its revenues in each of the last three years. The market for yearbooks is affected more by demographic trends than by business cycles. Taylor markets its yearbook services through commissioned independent sales representatives who maintain contact with yearbook faculty advisors, school principals and other key purchasing personnel.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (d)     ALLOCATION OF INTANGIBLES

               In accordance with the Reorganization SOP, the Company has allocated Reorganization Goodwill and resulting amortization to its identifiable segments.

       (e)     ALLOCATED CORPORATE OVERHEAD

               Segment operating income (loss) reflects the allocation of corporate overhead.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               Operating information of each business segment, excluding divested subsidiaries, follows (in thousands):

                                                                      1997             1996           1995
                                                                      ----             ----           ----

AUTOMOTIVE COMPONENTS GROUP
   Sales                                                           $   231,070       209,722        180,251
   Cost of sales                                                       171,375       156,481        134,673
   Selling, general and administrative
    expenses                                                            23,889        19,389         15,811
   Allocated corporate overhead                                          3,537         2,981          1,282
   Depreciation and amortization                                         9,199         6,956          4,674
   Amortization of Reorganization Goodwill                                   -             -          3,404
                                                                  ------------   -----------       --------

        Segment operating income                                   $    23,070        23,915         20,407
                                                                      ========       =======        =======


TECHNOLOGIES GROUP
   Sales                                                           $   198,941       183,663        170,615
   Cost of sales                                                       140,683       127,337        116,253
   Selling, general and administrative
    expenses                                                            25,365        23,190         19,750
   Allocated corporate overhead                                          3,728         3,152          1,412
   Depreciation and amortization                                         6,159         5,531          5,714
   Amortization of Reorganization Goodwill                                   -             -          7,176
                                                                  ------------   -----------       --------

        Segment operating income                                   $    23,006        24,453         20,310
                                                                      ========       =======        =======

SPECIALTY PUBLISHING GROUP

   Sales                                                           $    98,222        99,020         98,640
   Cost of sales                                                        58,787        61,094         60,389
   Selling, general and administrative
    expenses                                                            29,406        31,504         29,594
   Allocated corporate overhead                                          1,744         1,986            881
   Depreciation and amortization                                         2,930         2,786          2,904
   Amortization of Reorganization Goodwill                                   -             -          5,625
                                                                  ------------   -----------       --------

        Segment operating income (loss)                            $     5,355         1,650           (753)
                                                                     =========      ========       ========



               A reconciliation of segment operating income to consolidated operating income follows (in thousands):

                                                                1997              1996              1995
                                                                ----              ----              ----

Total segment operating income                                $  51,431            50,018            39,964
Corporate depreciation                                              (89)              (84)              (60)
Unallocated corporate overhead                                     (240)           (1,501)           (1,023)
                                                              ---------         ---------        ----------
  Consolidated operating income                               $  51,102            48,433            38,881
                                                                =======           =======          ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


               A summary of identifiable assets of each business segment at December 31 follows (in thousands):

                                                                                 1997             1996
                                                                                 ----             ----

Automotive Components Group                                                   $  144,847          143,628
Technologies Group                                                                87,252           80,740
Specialty Publishing                                                              42,767           40,664
Corporate                                                                         27,807           56,208
Discontinued operations                                                                -           27,153
                                                                            ------------          -------
                                                                              $  302,673          348,393
                                                                                ========          =======

               Corporate assets include cash, deferred taxes and other assets.

               A summary of capital expenditures of each business segment follows (in thousands):

                                                               1997               1996                1995
                                                               ----               ----                ----

Automotive Components Group                                   $  12,194             7,447            10,244
Technologies Group                                                8,166             9,597             7,044
Specialty Publishing Group                                        3,161             2,876             2,776
Corporate                                                            62                89               126
Discontinued operations                                               -             2,570             1,969
                                                              ---------          --------          --------
                                                              $  23,583            22,579            22,159
                                                              =========          ========           =======

               A summary of export sales by geographic region follows (in thousands):

                                                                 1997                1996             1995
                                                                 ----                ----             ----

Europe                                                       $   21,193            20,584            17,058
Asia                                                             14,007            16,708            17,955
Canada                                                            9,758             7,752             6,928
Mexico                                                            4,292             6,660             5,153
Other                                                             6,155             6,449             5,972
                                                             ----------          --------          --------

                                                             $   55,405            58,153            53,066
                                                                =======           =======           =======

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(19)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       A summary of quarterly financial information follows (in thousands):

                 1997
                 -----                                DEC. 31        SEPT. 30(1)        JUNE 30        MARCH 31(2)
                                                     -------         --------           -------        -----------
Sales                                              $ 120,624          131,394           169,671          106,544
Gross profit                                          29,508           34,269            52,170           26,011

Net income from continuing
 operations before extraordinary item                  3,531            4,315            11,207            4,361
Discontinued operations                                    -                -                 -           58,958
Extraordinary item                                         -            (728)                 -                -
                                                   ---------         --------          --------         --------
Net income                                         $   3,531            3,587            11,207           63,319
                                                   =========         ========          ========         ========

Per Basic Share:
   Continuing operations                           $    0.87             0.77              1.16             0.45
   Discontinued operations                                 -                -                 -             6.20
   Extraordinary item                                      -           (0.13)                 -                -
                                                   ---------         --------          --------         --------
      Net income                                   $    0.87             0.64              1.16             6.65
                                                   =========         ========          ========         ========

Per Diluted Share:
   Continuing operations                           $    0.85             0.75              1.14             0.44
   Discontinued operations                                 -                -                 -             5.95
   Extraordinary item                                      -           (0.13)                 -                -
                                                   ---------        --------           --------         --------
      Net income                                   $    0.85             0.62             1.14              6.39
                                                   =========        =========          ========         ========


                 1996
                 -----                                DEC. 31(3)      SEPT. 30(4)      JUNE 30         MARCH 31
                                                     --------        --------         -------          --------

Sales                                              $ 115,522          122,164           156,566           98,153
Gross profit                                          29,237           31,102            47,950           25,550

Net income from continuing
 operations                                            4,795            6,152            10,320            3,946
Discontinued operations                                7,825            2,330             1,485            2,200
                                                   ---------        ---------          --------        ---------
Net income                                         $  12,620            8,482            11,805            6,146
                                                   =========        =========           =======        =========

Per Basic Share:
   Continuing operations                           $    0.50             0.65              1.08             0.41
   Discontinued operations                              0.83             0.25              0.16             0.23
                                                   ---------        ---------          --------        ---------
      Net income                                   $    1.33             0.90              1.24             0.64
                                                   =========        =========          ========        =========

Per Diluted Share:
   Continuing operations                           $    0.48             0.62              1.05             0.40
   Discontinued operations                              0.79             0.24              0.15             0.22
                                                   ---------        ---------          --------        ---------
      Net income                                   $    1.27             0.86              1.20             0.62
                                                   =========        =========          ========        =========

(1) Includes a pretax extraordinary loss of $1,193,000 (or $.21 per share on both a basic and diluted basis) related to the extinguishment of debt (See
     Note 8).


(2) Includes a pretax gain on the sale of the Rolodex Business totaling $95,001,000.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3) Includes the following: (a) pretax gain of $3,125,000 on the sale of Rolodex Electronics (See Note 2), (b) recognition of a tax benefit of $3,207,000 primarily related to a capital loss carryforward.

(4) Includes a pretax favorable adjustment of $2,200,000 to the Company's environmental liabilities.

(20) PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     Set forth below is certain unaudited pro forma consolidated financial information of the Company based on historical information that has been adjusted to reflect all transactions directly or indirectly related to the transactions discussed in Notes 8 and 11. In addition, the historical financial information for 1996 has been adjusted to reflect the acquisition of the Lingemann Business (See Note 3).

     The income statement data give effect to the following transactions as if all had occurred at the beginning of each period presented; (i) the Company's purchase of 2,805,194 shares of common stock from Water Street and 51,948 shares from Mr. Smialek at a price of $38.50 per share; (ii) the Company's purchase of 2,857,142 shares at a price of $38.50 per share pursuant to the Tender Offer; (iii) the closing of the Bank Credit Agreement (including advances to refinance in full outstanding indebtedness under the prior credit agreement); and (iv) the issuance of $150 million of the Notes. The income statement data for the 1996 period has been adjusted to reflect the acquisition of the Lingemann Business as if it had occurred at the beginning of the period. The Lingemann Business acquisition actually occurred in the third quarter of 1996. The nonrecurring transactions directly related to the aforementioned transaction are excluded from the pro forma income statement data. The unaudited summary pro forma consolidated financial data is based on certain assumptions and estimates, and therefore does not purport to be indicative of the results that would actually have been obtained had the transactions been completed as of such dates or indicative of future results of operations and financial position.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Unaudited Pro Forma Condensed Consolidated Statement of Income
                          Year Ended December 31, 1997
                      (In thousands, except per share data)


                                                                                         Refinancing
                                                                                             and
                                                                        Historical      Tender Offer(1)         Pro Forma
                                                                        ----------      ---------------         ---------

Net sales                                                              $   528,233                   -            528,233
Cost of goods sold                                                         370,845                   -            370,845
Depreciation and amortization                                               18,377                   -             18,377
Selling, general and administrative expenses                                87,909                   -             87,909
                                                                        ----------        ------------           --------

   Operating income                                                         51,102                   -             51,102

Interest expense                                                           (20,562)             (8,879)           (29,441)
Interest income                                                              2,837              (2,091)               746
Equity in net income of Thermalex                                            2,647                   -              2,647
Other income, net                                                              794                   -                794
                                                                        ----------        ------------          ---------

   Income from continuing operations before
    income taxes and extraordinary item                                     36,818             (10,970)            25,848

Income tax expense                                                         (13,404)              4,223             (9,181)
                                                                         ---------           ---------           --------

   Income from continuing operations before
    extraordinary item                                                  $   23,414              (6,747)            16,667
                                                                        ==========           ==========           =======


Basic income from continuing operations before
 extraordinary item per share                                           $     3.25                                   4.20
                                                                        ==========                               ========

Weighted average number of
 common shares outstanding                                                   7,200              (3,233)             3,967
                                                                        ==========             =======            =======

Diluted income from continuing operations before
 extraordinary item per common share                                    $     3.19                                   4.05
                                                                         =========                               ========

Weighted average number of common shares and
 common share equivalents outstanding                                        7,345              (3,233)             4,112
                                                                         =========             ========           =======

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Unaudited Pro Forma Condensed Consolidated Statement of Income
                          Year Ended December 31, 1996
                      (In thousands, except per share data)

                                                                                                   Refinancing
                                                                                                      and
                                                 Historical     Acquisition(2)       Subtotal    Tender Offer(1)     Pro Forma
                                                 ----------     --------------       --------    ---------------     ---------

Net sales                                         $ 492,405          14,735          507,140                 -       507,140
Cost of goods sold                                  344,912          12,704          357,616                 -       357,616
Depreciation and amortization                        15,357           1,577           16,934                 -        16,934
Selling, general and administrative
 expenses                                            83,703           2,193           85,896                 -        85,896
                                                   --------       ---------          -------      ------------      --------

      Operating income                               48,433          (1,739)          46,694                 -        46,694

Interest expense                                    (18,378)            (68)         (18,446)          (13,770)      (32,216)
Interest income                                         724               -              724                 -           724
Equity in net income of Thermalex                     2,922               -            2,922                 -         2,922
Other income, net                                     4,784               -            4,784                 -         4,784
                                                   --------    ------------         --------      ------------     ---------

      Income from continuing
       operations before income
       taxes                                         38,485          (1,807)          36,678           (13,770)       22,908

Income tax expense                                  (13,272)          1,032          (12,240)            5,301        (6,939)
                                                  ---------       ---------         --------         ---------    ----------

      Income from continuing
       operations                                 $  25,213            (775)          24,438            (8,469)       15,969
                                                   ========      ==========          =======         =========      ========


Basic income from continuing
 operations per share                             $    2.65                                                             4.20
                                                  =========                                                        =========


Weighted average number of
 common shares outstanding                            9,517                                             (5,714)        3,803
                                                  =========                                           ========     =========


Diluted income from continuing
 operations per share                             $    2.55                                                             3.82
                                                  =========                                                        =========

Weighted average number of
 common shares and common
 share equivalents outstanding                        9,892                                             (5,714)        4,178
                                                   ========                                           ========     =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Income follow:

(1) To record the effect on interest expense and the related income tax effect of (i) the purchase of 2,805,194 shares from Water Street and 51,948 shares from Mr. Smialek at $38.50 per share in cash for an aggregate purchase price of $109,999,967, (ii) the entering into of the Bank Credit Agreement and the issuance and sale of $150,000,000 aggregate principal amount of the Notes, and (iii) the purchase of 2,857,142 shares at $38.50 per share in cash for an aggregate purchase price of $109,999,967 pursuant to the Tender Offer, as if the aforementioned transactions had occurred at the beginning of the periods presented.

(2) To record the effect on sales, costs and expenses assuming that the acquisition of the Lingemann Business had occurred as of the beginning of the period presented. Proceeds from the sales of Rolodex Electronics and Curtis were assumed to have been applied to reduce the Company's outstanding debt at the beginning of the period, reducing interest expense and the related income tax expense. The acquisition of the Lingemann Business was assumed to have occurred and to have been funded through borrowings under the prior bank agreement as of the beginning of the period presented.

(21) SUBSEQUENT EVENT

     On March 24, 1998, it was announced that the Company and an affiliate of DLJ Merchant Banking Partners II (and affiliated funds) ("DLJMB") signed a definitive merger agreement. Under the initial terms of the agreement, the stockholders of the Company would have received total consideration of $42.98 in cash and 0.03419 shares of retained stock (having a nominal value of $44.50 per share) of the surviving corporation. On June 8, 1998 DLJMB agreed to increase the total consideration to be paid by $0.50 in cash to $43.48 in cash and 0.03378 shares of retained stock (having a nominal value of $45.00 per share) of the surviving corporation. In aggregate, stockholders will receive approximately $180.2 million in cash and retain 140,031 shares in the surviving entity. The retained shares will represent approximately 10% of the common stock outstanding post-recapitalization.

     The transaction, which is estimated to have a value of approximately $448 million including existing indebtedness to be assumed and/or refinanced, is subject to terms and conditions customary in transactions of this type, including approval by the Company's shareholders, and will be treated as a recapitalization for accounting purposes. Affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, which acted as financial advisors to DLJMB, have committed to provide all debt financing required for the transaction.

     DLJMB also announced that it entered into a voting agreement in support of the transaction with respect to 1,783,878 shares, approximately 43% of the voting stock of the Company, with Water Street, an affiliate of Goldman Sachs, which is the Company's largest shareholder.

     As a result of the proposed merger, the Company and DLJMB will incur various costs and expenses in connection with consummating the transaction including professional fees, registration costs, financing costs, and compensation costs. Pursuant to the terms of the merger, all issued employee stock options will vest. The compensation expense associated with the option payments will include approximately $9.1 million to employees for the excess of the $45.00 purchase price per share over the exercise price of all outstanding vested and unvested options.