Form 10-Q/A
period 1998-03-31
INSILCO CORP/DE/
filed 1998-07-08
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               FORM 10-Q/A No. 1



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 1, 1998, 4,145,372 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION                                                                                  Page
           Item 1.  Financial Statements

                       Condensed Consolidated Balance Sheets                                                     3
                            -  March 31, 1998 (unaudited)
                            -  December 31, 1997

                       Condensed Consolidated Statements of Income                                               4
                           - Three months ended March 31, 1998 (unaudited)
                           - Three months ended March 31, 1997 (unaudited)

                       Condensed Consolidated Statement of Stockholders' Equity (Deficit)                        5

                           - Three months ended March 31, 1998 (unaudited)

                       Condensed Consolidated Statements of Cash Flows                                           6

                           - Three months ended March 31, 1998 (unaudited)
                           - Three months ended March 31, 1997 (unaudited)

                       Notes to Unaudited Condensed Consolidated Financial Statements                            7

                       Independent Auditors' Review Report                                                      11

           Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                   12

Part II.           OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K                                                            16

           Signatures                                                                                           17


PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

              INSILCO CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets
                         (In thousands)

                                                                 (unaudited)
                                                                  March 31,    December 31,
                                                                   1998           1997
                                                                  ---------    ------------
                                    Assets
                                    ------
Current assets:
    Cash and cash equivalents                                     $   7,777        10,651
    Trade receivables, net                                           71,688        67,209
    Other receivables                                                 5,850         3,477
    Inventories, net                                                 72,570        60,718
    Deferred tax asset                                                  371           277
    Prepaid expenses and other current assets                         8,993         2,716
                                                                  ---------     ---------

         Total current assets                                       167,249       145,048

Property, plant and equipment, net                                  114,770       113,971
Deferred tax asset                                                      654         1,054
Investment in Thermalex                                               9,128         9,736
Goodwill, net                                                        13,167        13,408
Other assets and deferred charges                                    18,436        19,456
                                                                  ---------     ---------

         Total assets                                             $ 323,404       302,673
                                                                  =========     =========

                         Liabilities and Stockholders' Deficit
                         -------------------------------------

Current liabilities:
    Current portion of long-term debt                             $   1,113         1,684
    Current portion of other long-term obligations                    5,114         5,393
    Accounts payable                                                 39,118        39,757
    Income taxes payable                                                709         1,112
    Accrued expenses and other                                       63,933        57,594
                                                                  ---------     ---------

         Total current liabilities                                  109,987       105,540

Long-term debt, excluding current portion                           267,685       256,059
Other long-term obligations, excluding current portion               41,933        43,402
Stockholders' deficit                                               (96,201)     (102,328)
                                                                  ---------     ---------

         Total liabilities and stockholders' deficit              $ 323,404       302,673
                                                                  =========     =========


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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                             Three Months   Three Months
                                                                Ended          Ended
                                                               March 31,      March 31,
                                                                1998           1997
                                                            -----------     -----------
Sales                                                       $   117,305         106,544
Cost of products sold                                            85,618          77,306
Depreciation and amortization                                     4,240           3,871
Selling, general and administrative expenses                     17,672          15,978
                                                            -----------     -----------

   Operating income                                               9,775           9,389
                                                            -----------     -----------

Other income (expense):
  Interest expense                                               (6,877)         (3,643)
  Interest income                                                    51             449
  Other income, net                                               1,329             509
                                                            -----------     -----------

   Total other income (expense)                                  (5,497)         (2,685)
                                                            -----------     -----------

   Income from continuing operations before income taxes          4,278           6,704

Income tax expense                                               (1,497)         (2,343)
                                                            -----------     -----------

   Income from continuing operations                              2,781           4,361

Discontinued operations, net of tax:
   Income from operations, net of $1,037 of tax                    --             1,170
   Gain on disposal, net of $37,213 of tax                         --            57,788
                                                            -----------     -----------

         Income from discontinued operations                       --            58,958
                                                            -----------     -----------

Net income                                                  $     2,781          63,319
                                                            ===========     ===========

Basic earnings per common share:
   Income from continuing operations                        $      0.68            0.45
   Discontinued operations                                         --              6.20
                                                            -----------     -----------

         Basic net income per share                         $      0.68            6.65
                                                            ===========     ===========


   Weighted average number of common shares outstanding       4,086,100       9,516,504
                                                            ===========     ===========


Diluted earnings per common share:
        Income from continuing operations                   $      0.66            0.44
        Discontinued operations                                    --              5.95
                                                            -----------     -----------

          Diluted net income per share                      $      0.66            6.39
                                                            ===========     ===========

   Weighted average number of common shares outstanding
    and common share equivalents                              4,194,577       9,912,314
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

                        INSILCO CORPORATION AND SUBSIDIARIES

         Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                     For the Three Months Ended March 31, 1998
                                    (unaudited)
                                   (In thousands)

                                                                                Accumulated
                              Common Stock Additional    Retained                   Other         Total
                                Par Value   Paid-in      Earnings    Treasury    Comprehensive Stockholders'
                                 $0.001     Capital     (Deficit)     Stock         Income     Equity (Deficit)
                                --------    --------    --------     --------     --------     ---------------

Balance at December 31, 1997    $      5        --       (82,756)     (16,268)      (3,309)         (102,328)

Net income                          --          --         2,781         --           --               2,781
Shares issued upon exercise
 of stock options                   --         2,549        --           --           --               2,549
Tax benefit from exercise of
 stock options                      --           778        --           --           --                 778
Other comprehensive income          --          --          --           --             19                19
                                --------    --------    --------     --------     --------          --------

Balance at March 31, 1998       $      5       3,327     (79,975)     (16,268)      (3,290)          (96,201)
                                ========    ========    ========     ========     --------          ========












See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      Three Months    Three Months
                                                                          Ended           Ended
                                                                         March 31,       March 31,
                                                                           1998            1997
                                                                        ----------     ----------
Cash flows from operating activities:
   Net income ......................................................    $  2,781           63,319
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization ................................       4,240            3,871
      Deferred tax expense .........................................         617            2,269
      Other noncash charges and credits ............................        (239)            (388)
   Change in operating assets and liabilities:
      Receivables ..................................................      (6,986)          (8,670)
      Inventories ..................................................     (11,945)         (12,815)
      Payables and other ...........................................         310            7,517
      Discontinued operations:
         Gain on disposal of segment ...............................        --            (95,001)
         Deferred tax expense ......................................        --             25,687
         Depreciation ..............................................        --                194
         Change in operating assets and liabilities ................        --              9,805
                                                                        --------         --------
                Net cash used in operating activities ..............     (11,222)          (4,212)
                                                                        --------         --------

Cash flows from investing activities:
   Capital expenditures ............................................      (5,813)          (4,505)
   Other investing activities ......................................       1,193              579
   Proceeds from sale of Rolodex Business ..........................        --            112,610
                                                                        --------         --------
                Net cash provided by (used in) investing activities       (4,620)         108,684
                                                                        --------         --------

Cash flows from financing activities:
    Proceeds from debt borrowings ..................................      12,125            8,440
    Proceeds from sale of stock ....................................       2,549            1,777
    Payment of prepetition liabilities .............................      (1,647)          (1,708)
    Purchase of treasury stock .....................................        --               (576)
    Retirement of long-term debt ...................................         (25)            (161)
                                                                        --------         --------

                Net cash provided by financing activities ..........      13,002            7,772
                                                                        --------         --------

Effect of exchange rate changes on cash ............................         (34)            (202)
                                                                        --------         --------

                Net increase (decrease) in cash and cash equivalents      (2,874)         112,042

Cash and cash equivalents at beginning of period ...................      10,651            3,481
                                                                        --------         --------

Cash and cash equivalents at end of period .........................    $  7,777          115,523
                                                                        ========         ========

Interest paid ......................................................    $ 10,353            3,821
                                                                        ========         ========

Income taxes paid ..................................................    $    840              183
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

(2)    Discontinued Operations
       -----------------------

       On March 5, 1997, the Company completed the sale of its Office Products Business within the Office Products/Specialty Publishing Group with the divestiture of its traditional office products business (the "Rolodex Business") for $112,610,000, net of transaction costs. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and Curtis Manufacturing Co., Inc. the Company's computer accessories business ("Curtis"). The proceeds from these sales aggregated $21,818,000.

       On July 7, 1998, the Company amended its Form 10-Q to account for the sale of the Office Products Business as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued Office Products Business segment for the first quarter of 1997 were $10,797,000.

(3)    1997 Transactions
       -----------------

       In 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure (the "1997 Transactions") as described more fully below:

       o On July 3, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated Credit Agreement.

       o In the third quarter of 1997, the Company purchased an aggregate of 5,714,284 shares of its common stock in two transactions using the proceeds from the sale of the Rolodex Business, $112,610,000, net of transaction costs, and the proceeds received on the issuance of the $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "Notes").

                      INSILCO CORPORATION AND SUBSIDIARIES


         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1998

(4)    Inventories
       -----------

       Inventories consisted of the following at March 31, 1998 (in thousands):

              Raw materials and supplies                          $ 25,324
              Work-in-process                                       34,149
              Finished goods                                        13,097
                                                                  --------

                Total inventories                                 $ 72,570
                                                                  ========

(5)    Comprehensive Income
       --------------------

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

(6)    Earnings Per Share
       ------------------

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

(7)    Contingencies
       -------------

       The Company is implicated in various claims and legal actions arising in the ordinary course of business. Those claims or liabilities will be addressed in the ordinary course of business and be paid in cash as expenses are incurred. In the opinion of management, the ultimate disposition of such claims or liabilities will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(8)    Estimates
       ---------

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

                      INSILCO CORPORATION AND SUBSIDIARIES


         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1998

(9)    Pro Forma Result of Operations
       ------------------------------

       The following financial information presents 1998 actual and 1997 pro forma consolidated net sales and results of operations. The 1997 pro forma consolidated net sales and results of operations are presented as if the 1997 Transactions had occurred at the beginning of 1997, exclusive of nonrecurring items directly attributable to the transaction. The pro forma results of operations are as follows (in thousands, except per share data):


                                                       Three Months
                                                      Ended March 31,
                                                   --------------------
                                                   1998            1997
                                                   ----            ----

Net sales                                       $ 117,305         106,544
Income from continuing operations                   2,781           1,884
Basic income from continuing operations
  per share                                          0.68            0.50
Diluted income from continuing operations
  per share                                          0.66            0.45

(10)   Merger Agreement
       ----------------

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

                      INSILCO CORPORATION AND SUBSIDIARIES


         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1998

       As a result of the proposed merger, the Company and DLJMB will incur various costs and expenses in connection with consummating the transaction including professional fees, registration costs, financing costs, and compensation costs. Pursuant to the terms of the merger, all issued employee stock options will vest. The compensation expense associated with the option payments will include approximately $9.1 million to employees for the excess of the $45.00 purchase price per share over the exercise cost of all outstanding vested and unvested options.

(11)   Subsequent Event
       ----------------

       On May 14, 1998, the Company announced that a jury had awarded its Taylor Publishing unit approximately $24 million in damages in connection with Taylor's suit against Jostens, Inc. which alleged that Jostens had violated federal antitrust laws, unfairly interfered with Taylor's sales representatives, improperly encouraged Taylor employees to divulge confidential Taylor information and otherwise engaged in unfair competition. The verdict also entitles Taylor to recover approximately $1 million in legal fees. The verdict is subject to any post trial motions and appeals by Jostens, and Taylor's receipt of the judgment is contingent on the results of any appeals.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO CORPORATION:

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein), and in our report dated January 30, 1998, except as to Note 21, which is as of June 8, 1998, and Note 2, which is as of July 7, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Columbus, Ohio
April 22, 1998, except as to                          KPMG Peat Marwick LLP
 Note 11, which is as of
 May 14, 1998, Note 10,
 which is as of June 8, 1998,
 and Note 2, which is as of
 July 7, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive, telecommunications and electronics components and is a publisher of specialty publishing products, chiefly student yearbooks. The Company's Automotive Components Group manufactures transmission components and assemblies at the Steel Parts unit, heat exchangers and heat exchanger tubing at the Thermal Components unit, and stainless steel tubing used in predominantly non-automotive applications at the Romac Metals unit. The Technologies Group manufactures cable and wire assemblies for the telecommunications industry, high performance data-grade connectors, precision metal stampings and power transformers through its Escod Industries, Stewart Connector Systems, Stewart Stamping, and Signal Transformer operating units, respectively. The Specialty Publishing Group consists of Taylor Publishing which produces primarily student yearbooks. The Company completed the divestiture of its Office Products business with the sale of the Rolodex Business in the first quarter of 1997. The Office Products Business is being accounted for as a discontinued operation and, accordingly, the consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified.

Summarized sales and operating income (loss) by business segment for the three months ended March 31, 1998 compared to the corresponding period in 1997 are set forth in the following table (in thousands) and discussed below:

                                                       Three Months
                                                      Ended March 31,
                                                    ------------------
                                                    1998          1997
                                                    ----          ----
SALES
   Automotive Components Group                     $ 62,077       56,183
   Technologies Group                                50,210       47,094
   Specialty Publishing                               5,018        3,267
                                                   --------      -------

                                                   $117,305      106,544
                                                   ========      =======

OPERATING INCOME (LOSS)
   Automotive Components Group                     $  5,492        5,676
   Technologies Group                                 5,271        4,974
   Specialty Publishing                                (970)        (999)
   Unallocated Corporate                                (18)        (262)
                                                   --------      -------
                                                   $  9,775        9,389
                                                   ========      =======

SALES AND OPERATING INCOME. Total net sales in the first quarter of 1998 increased 10% ($10,761,000) in the first quarter of 1998 compared to the first quarter of 1997 primarily due to 10% ($5,894,000) and 7% ($3,116,000) increases in the Automotive Components Group and Technologies Group, respectively. In addition, the Specialty Publishing Group's sales increased 54% ($1,751,000) in its seasonally slow first quarter due to the timing of yearbook deliveries compared to the prior year.

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

Operating income increased to $9,775,000 in the first quarter of 1998 from $9,389,000 in the first quarter of 1997 primarily due to improved operating margins in the Technologies Group.

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

The Technologies Group's operating income in the first quarter of 1998 increased to $5,271,000 from $4,974,000 in the corresponding period of 1997. Operating margins increased at Escod, Signal Transformer and Stewart Stamping. In addition, the El Paso manufacturing facility recorded a smaller operating loss in the quarter compared to last year. The operating margin in the first quarter of 1998 at Stewart Connector declined slightly from the prior year primarily due to competitive pricing pressures on mature products.

In the Specialty Publishing Group, Taylor Publishing's operating loss of $970,000 in the first quarter of 1998 was relatively flat with the prior year.

OTHER INCOME (EXPENSE). Other income for the first quarters of 1998 and 1997 included $716,000 and $717,000, respectively, of equity income from the Company's unconsolidated joint venture, Thermalex, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers. Interest expense increased 89% ($3,234,000) in the first quarter of 1998 compared to the first quarter of 1997 due to the issuance of $150,000,000 of 10.25% Senior Subordinated Notes (the "Notes") completed in the third quarter of 1997 (see
Note 3 to the Unaudited Condensed Consolidated Financial Statements.)

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

As a result of the proposed merger, the Company and DLJMB will incur various costs and expenses in connection with consummating the transaction including professional fees, registration costs, financing costs, and compensation costs. Pursuant to the terms of the merger, all issued employee stock options will vest. The compensation expense associated with the option payments will include approximately $9.1 million to employees for the excess of the $45.00 purchase price per share over the exercise cost of all outstanding vested and unvested options.

SUBSEQUENT EVENT. On May 14, 1998, the Company announced that a jury has awarded its Taylor Publishing unit approximately $24 million in damages in connection with Taylor's suit against Jostens, Inc. which alleged that Jostens had violated federal antitrust laws, unfairly interfered with Taylor's sales representatives, improperly encouraged Taylor employees to divulge confidential Taylor information and otherwise engaged in unfair competition. The verdict also entitles Taylor to recover approximately $1 million in legal fees. The verdict is subject to any post trial motions and appeals by Jostens, and Taylor's receipt of the judgment is contingent on the results of any appeals.

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

                      INSILCO CORPORATION AND SUBSIDIARIES


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

          * Exhibit 10(n) First Amendment to the Value Appreciation Agreement

            Exhibit 27 Financial Data Schedule


          * Previously filed with this Form 10-Q for the quarter ended March 31, 1998.

        (b) Reports on Form 8-K

            A report, dated March 24, 1997, on Form 8-K was filed during the quarter ending March 31, 1998, pursuant to Item 5 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INSILCO CORPORATION
                                       --------------------------
                                       Registrant



Date: July 7, 1998               By: /s/ David A. Kauer
                                     ----------------------------
                                     David  A. Kauer
                                     Vice President and Chief Financial Officer