Form 10-Q
period 1998-06-30
INSILCO CORP/DE/
filed 1998-07-24
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 21, 1998, 4,145,372 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----
         Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets                                               3

                          - June 30, 1998 (unaudited)
                          - December 31, 1997

                    Condensed Consolidated Income Statements                                            4

                          - Six months ended June 30, 1998 (unaudited)
                          - Six months ended June 30, 1997 (unaudited)
                          - Three months ended June 30, 1998 (unaudited)
                          - Three months ended June 30, 1997 (unaudited)

                    Condensed Consolidated Statement of Stockholders' Equity (Deficit)                  5

                          - For the six months ended June 30, 1998 (unaudited)

                    Condensed Consolidated Statements of Cash Flows                                     6

                          - Six months ended June 30, 1998 (unaudited)
                          - Six months ended June 30, 1997 (unaudited)

                    Notes to Unaudited Condensed Consolidated Financial Statements                      7

                    Independent Auditors' Review Report                                                11

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                             12

Part II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                                                    17

                      INSILCO CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                         (Unaudited)
                                                                                           June 30,         December 31,
                                                                                             1998               1997
                                                                                           --------           --------
                            Assets
                            ------
Current assets:
   Cash and cash equivalents                                                               $  6,983             10,651
   Trade receivables, net                                                                    85,142             67,209
   Other receivables                                                                          3,501              3,477
   Inventories, net                                                                          61,869             60,718
   Prepaid expenses and other current assets                                                  3,262              2,993
                                                                                           --------           --------

        Total current assets                                                                160,757            145,048

Property, plant and equipment, net                                                          113,318            113,971
Investment in Thermalex                                                                       9,862              9,736
Goodwill, net                                                                                13,077             13,408
Other assets and deferred charges                                                            17,104             20,510
                                                                                           --------           --------

        Total assets                                                                       $314,118            302,673
                                                                                           ========           ========

               Liabilities and Stockholders' Deficit
               -------------------------------------
Current liabilities:
   Current portion of long-term debt                                                       $     15              1,684
   Current portion of other long-term obligations                                             3,489              5,393
   Accounts payable                                                                          36,755             39,757
   Accrued expenses and other                                                                56,249             58,706
                                                                                           --------           --------

        Total current liabilities                                                            96,508            105,540

Long-term debt, excluding current portion                                                   264,799            256,059
Deferred taxes                                                                                1,307                  -
Other long-term obligations, excluding current portion                                       42,308             43,402
Stockholders' deficit                                                                       (90,804)          (102,328)
                                                                                           --------           --------

Contingencies (See Note 8)

        Total liabilities and stockholders' deficit                                        $314,118            302,673
                                                                                           ========           ========


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

                      INSILCO CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Income Statements
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                           Six Months        Six Months       Three Months       Three Months
                                                             Ended             Ended             Ended              Ended
                                                            June 30,          June 30,          June 30,           June 30,
                                                              1998              1997              1998               1997
                                                            ---------        ---------          ---------         ---------
Sales                                                       $ 287,323          276,215            170,018           169,671
Cost of products sold                                         200,671          189,953            115,053           112,647
Depreciation and amortization                                  10,643            9,604              6,403             5,733
Selling, general and administrative expenses                   52,044           47,857             34,372            31,879
                                                            ---------        ---------          ---------         ---------
   Operating income                                            23,965           28,801             14,190            19,412
                                                            ---------        ---------          ---------         ---------

Other income (expense):
  Interest expense                                            (13,805)          (7,762)            (6,928)           (4,119)
  Interest income                                                  72            2,038                 21             1,589
  Equity in net income of Thermalex                             1,450            1,547                734               830
  Other income, net                                             2,026               68              1,413               276
                                                            ---------        ---------          ---------         ---------
   Total other income (expense)                               (10,257)          (4,109)            (4,760)           (1,424)
                                                            ---------        ---------          ---------         ---------

   Income from continuing operations before
    income taxes                                               13,708           24,692              9,430            17,988

Income tax expense                                             (6,494)          (9,124)            (4,997)           (6,781)
                                                            ---------        ---------          ---------         ---------

   Income from continuing operations                            7,214           15,568              4,433            11,207

Discontinued operations, net of tax:
   Income from operations, net of tax of $1,037                     -            1,170                  -                 -
   Gain on disposal, net of tax of $37,213                          -           57,788                  -                 -
                                                            ---------        ---------          ---------         ---------
                                                                    -           58,958                  -                 -
                                                            ---------        ---------          ---------         ---------
   Net income                                               $   7,214           74,526              4,433            11,207
                                                            =========        =========          =========         =========

Basic earnings per common share:
   Income from continuing operations                        $    1.74             1.63               1.06              1.16
   Discontinued operations                                          -             6.15                  -                 -
                                                            ---------        ---------          ---------         ---------
       Basic net income per share                           $    1.74             7.78               1.06              1.16
                                                            =========        =========          =========         =========
   Weighted average number of common
    shares outstanding                                      4,141,471        9,585,025          4,198,060         9,652,793
                                                            =========        =========          =========         =========
Diluted earnings per common share:
   Income from continuing operations                        $    1.69             1.58               1.02              1.14
   Discontinued operations                                          -             5.97                  -                 -
                                                            ---------        ---------          ---------         ---------
       Diluted net income per share                         $    1.69             7.55               1.02              1.14
                                                            =========        =========          =========         =========
   Weighted average number of common
    shares outstanding and potential common stock           4,270,078        9,875,401          4,346,798         9,872,287
                                                            =========        =========          =========         =========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                     For the Six Months Ended June 30, 1998
                                   (unaudited)
                                 (In thousands)



                                                                                                     Accumulated
                                                Common Stock   Additional   Retained                   Other           Total
                                                  Par Value      Paid-In    Earnings      Treasury  Comprehensive    Stockholders'
                                                   $0.001        Capital    (Deficit)      Stock       Income      Equity (Deficit)
                                                  --------      ---------   ----------    -------     --------     ----------------
Balance at December 31, 1997                      $      5             -      (82,756)    (16,268)     (3,309)        (102,328)
Net income                                               -             -        7,214           -           -            7,214
Shares issued upon exercise of stock options             -         3,281            -           -           -            3,281
Tax benefit from exercise of stock options               -           939            -           -           -              939
Other comprehensive income                               -             -            -           -          90               90
                                                  --------        ------      -------     -------      ------         --------

Balance at June 30, 1998                          $      5         4,220      (75,542)    (16,268)     (3,219)         (90,804)
                                                  ========        ======      =======     =======      ======         ========


See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                       Six Months          Six Months
                                                                                         Ended               Ended
                                                                                        June 30,            June 30,
                                                                                          1998                1997
                                                                                        --------             -------
Cash flows from operating activities:
  Net income                                                                            $  7,214              74,526
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                                       10,643               9,604
      Deferred tax expense                                                                 3,917               5,579
      Other noncash charges and credits                                                   (1,822)               (911)
      Change in operating assets and liabilities:
        Receivables                                                                      (18,009)            (25,181)
        Inventories                                                                       (1,189)                (90)
        Payables and other                                                                (4,564)              2,946
        Discontinued operations:
          Gain on disposal of segment                                                          -             (95,001)
          Deferred tax expense                                                                 -              25,687
          Depreciation                                                                         -                 194
          Change in operating assets and liabilities                                           -              (2,512)
                                                                                        --------             -------
             Net cash used in operating activities                                        (3,810)             (5,159)
                                                                                        --------             -------

  Cash flows from investing activities:
      Capital expenditures                                                               (10,884)            (10,315)
      Other investing activities                                                           1,621               3,039
      Proceeds from divestiture, net                                                           -             112,610
                                                                                        --------             -------
             Net cash provided by (used in) investing activities                          (9,263)            105,334
                                                                                        --------             -------

  Cash flows from financing activities:
      Proceeds from debt borrowing                                                         8,952              15,340
      Proceeds from sale of stock                                                          3,281               1,944
      Payment of prepetition liabilities                                                  (1,647)             (1,708)
      Retirement of long-term debt                                                        (1,166)             (5,917)
      Purchase of treasury stock                                                               -              (1,887)
                                                                                        --------             -------
             Net cash provided by financing activities                                     9,420               7,772
                                                                                        --------             -------
Effect of exchange rate changes on cash                                                      (15)               (228)
                                                                                        --------             -------
          Net increase (decrease) in cash and cash equivalents                            (3,668)            107,719

Cash and cash equivalents at beginning of period                                          10,651               3,481
                                                                                        --------             -------
                                                                                        $  6,983             111,200
                                                                                        ========             =======

Interest paid                                                                           $ 13,453               7,332
                                                                                        --------             -------
Income taxes paid                                                                       $  1,114               6,293
                                                                                        ========             =======


See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1998

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

(2)     Discontinued Operations

        On March 5, 1997, the Company completed the sale of its Office Products Business (consisting of the Rolodex Business, Rolodex Electronics and Curtis, each as defined below) within the Office Products/Specialty Publishing Group with the divestiture of its traditional office products business (the "Rolodex Business") for $112,610,000, net of transaction costs, resulting in a gain of $57,788,000, net of taxes of $37,213,000. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis"). The proceeds from these sales aggregated $21,818,000.

        On July 7, 1998, the Company amended its Form 10-K for the year ended December 31, 1997 and its Form 10-Q for the quarter ended March 31, 1998 to account for the sale of the Office Products Business as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued Office Products Business for the first quarter of 1997 were $10,797,000.

(3)     1997 Transactions

        In 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure (the "1997 Transactions") as described more fully below:

        o On July 3, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated Credit Agreement.

        o In the third quarter of 1997, the Company purchased an aggregate of 5,714,284 shares of its common stock in two transactions using the proceeds from the sale of the Rolodex Business of $112,610,000, net of transaction costs, and the proceeds received on the issuance of the $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "Notes").

(4)     Merger Agreement

        The Company and Silkworm Acquisition Corporation, an affiliate of DLJ Merchant Banking Partners II (and affiliated funds) ("DLJMB"), have entered into a definitive merger agreement pursuant to which the stockholders of the Company will be paid $43.48 in cash and 0.03378 shares of retained stock (having a nominal value of $45.00 per share) of the surviving corporation. In aggregate, stockholders

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1998

        will receive approximately $180.2 million in cash and retain 140,031 shares in the surviving entity. The retained shares will constitute approximately 10% of the common stock of the surviving company post-recapitalization.

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

        In connection with the merger, DLJMB entered into a voting agreement with the Company's largest shareholder, Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an affiliate of Goldman Sachs, & Co., in which Water Street has committed, subject to certain exceptions, to vote 1,783,878 shares, approximately 43% of the voting stock of the Company, in favor of the merger.

        As a result of the proposed merger, the Company and DLJMB will incur approximately $28,244,000 of costs and expenses in connection with consummating the transaction including professional fees, registration costs, financing costs, and compensation costs. Pursuant to the terms of the merger, all issued employee stock options will vest. The compensation expense associated with payments in respect to those vested options is estimated to be $9,094,000 to employees representing the excess of the $45.00 purchase price per share over the exercise prices of all outstanding options.

        In the second quarter of 1998, the Company incurred and paid $1,341,000 of costs related to the proposed merger. In addition, the Company's effective income tax rate of 53% for the second quarter of 1998 increased significantly from both the 1997 second quarter rate of 38% and the 1998 first quarter rate of 35% primarily due to the effects of the proposed merger transaction with DLJMB. Certain transaction costs expected to be incurred as part of this transaction will not be deductible for tax purposes.

(5)     Inventories

        Inventories consisted of the following at June 30, 1998 (in thousands):


               Raw materials and supplies                       $26,755
               Work-in-process                                   21,367
               Finished goods                                    13,747
                                                                -------

                       Total inventories                        $61,869
                                                                =======

(6)     Comprehensive Income

        On January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and most other non-owner changes in equity. This statement expands or

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1998

        modifies disclosures and has no impact on the Company's financial position, results of operations or cash flows. Comprehensive income for the second quarters of 1998 and 1997 totaled $4,504,000 and $10,332,000, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling $71,000 and ($875,000), respectively. Comprehensive income for the first six months of 1998 and 1997 totaled $7,304,000 and $71,876,000, respectively, including other comprehensive income consisting of foreign currency translation adjustment (losses) totaling $90,000 and ($2,650,000), respectively.

(7)     Earnings Per Share

        In 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128 ("SFAS 128"), "Earnings per Share", which simplifies the computation of earnings per share ("EPS"). All prior period earnings per share amounts have been restated to conform with SFAS 128 requirements. Under SFAS 128, the Company computes two earnings per share amounts - basic EPS and diluted EPS. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS is based on the weighted average number of shares of common stock outstanding for the period, including potential common stock which reflect the dilutive effect of stock options granted to employees and directors. Potential common stock for the quarters ended June 30, 1998 and 1997 totaled 148,738 and 219,494, respectively, and for the first six months of 1998 and 1997 totaled 128,607 and 290,376, respectively.

(8)     Contingencies

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

(9)     Estimates

        In conformity with generally accepted accounting principles, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying actual results may ultimately differ from those estimates.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1998

(10)    Pro Forma Results of Operations

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

                                                           Six Months Ended                   Three Months Ended
                                                               June 30,                             June 30,
                                                           ----------------                   ------------------
                                                       1998               1997               1998             1997
                                                       ----               ----               ----             ----
Net sales                                           $287,323            276,215            170,018           169,671

Income from continuing
 operations                                            7,214             10,077              4,433             8,193

Basic income from continuing
 operations per share                               $   1.74               2.60               1.06              2.08

Diluted income from continuing
 operations per share                               $   1.69               2.42               1.02              1.97




(11)   Contingency Gain

       On January 14, 1997, the Company's subsidiary, Taylor Publishing Company ("Taylor"), sued one of its principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, a verdict was rendered in favor of Taylor and on June 12, 1998, the judge presiding over the litigation in the U.S. District Court rendered his judgment in the amount of $25,225,000 plus interest at the rate of 5.434 percent. Jostens has announced that it will seek to overturn the verdict in post trial motions or on appeal. There can be no assurance as to the actual amount, if any, that Taylor will recover from Jostens. In the second quarter and first six months of 1998, the Company incurred legal fees in connection with the Jostens lawsuit of $570,000 and $768,000, respectively.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO CORPORATION

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of June 30, 1998, the related condensed consolidated income statements for the three-month and six-month periods ended June 30, 1998 and 1997, the condensed consolidated statement of stockholders' equity (deficit) for the six months ended June 30, 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
July 22, 1998                                              KPMG Peat Marwick LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of automotive, telecommunications and electronics components and is a publisher of school yearbooks and other specialty publishing products. The Company's Automotive Components Group manufactures transmission components and other stamped automotive components and subassemblies at the Steel Parts unit, heat exchangers and heat exchanger tubing at the Thermal Components unit, and stainless steel tubing used predominantly in non-automotive applications at the Romac Metals unit. The Technologies Group manufactures wire and cable assemblies for the telecommunications industry, high performance data-grade connectors, precision metal stampings and power transformers through its Escod Industries, Stewart Connector Systems, Stewart Stamping, and Signal Transformer operating units, respectively. The Specialty Publishing Group, which consists of Taylor Publishing, produces student yearbooks and other specialty publishing products. The Company completed the divestiture of its Office Products business with the sale of the Rolodex Business in the first quarter of 1997. The Office Products Business is being accounted for as a discontinued operation and, accordingly, the consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified.

Summarized sales and operating income (loss) by business segment for the six months and three months ended June 30, 1998 compared to the corresponding periods in 1997 are set forth in the following table (in thousands) and discussed below:



                                                                        Six Months                          Three Months
                                                                       Ended June 30,                      Ended June 30,
                                                                       --------------                      --------------
                                                                   1998              1997              1998             1997
                                                                   ----              ----              ----             ----
SALES
   Automotive Components Group                                   $123,765           116,266           61,688           60,083
   Technologies Group                                              99,017            97,961           48,807           50,867
   Specialty Publishing                                            64,541            61,988           59,523           58,721
                                                                 --------           -------          -------          -------

                                                                 $287,323           276,215          170,018          169,671
                                                                 ========           =======          =======          =======


OPERATING INCOME (LOSS)
   Automotive Components Group                                   $ 11,471            12,600            5,979            6,924
   Technologies Group                                              10,590            11,371            5,319            6,397
   Specialty Publishing                                             3,281             5,114            4,251            6,113
   Unallocated corporate costs                                        (36)             (284)             (18)             (22)
   Unallocated corporate merger expenses                           (1,341)                -           (1,341)               -
                                                                 --------           -------          -------          -------
                                                                 $ 23,965            28,801           14,190           19,412
                                                                 ========           =======          =======          =======

SALES AND OPERATING INCOME. Total net sales from continuing operations of $170,018,000 for the second quarter of 1998 were relatively flat compared to the corresponding period in 1997 as increased sales at the Automotive Components Group and Taylor Publishing were essentially offset by a decline in the Technologies Group. In the first six months of 1998, net sales from continuing operations of $287,323,000 increased 4% or $11,108,000 from 1997 primarily due to increased sales of automotive tubing and industrial and off-road radiators at the Automotive Components Group and, to a lesser degree, increases at the Technologies Group and Specialty Publishing.

The Automotive Components Group's net sales increased 3% or $1,605,000 in the second quarter of 1998 and 6% or $7,499,000 in the first six months of 1998 compared to the corresponding periods of 1997 due to increased automotive tubing sales and increased sales of radiators to original equipment manufacturers ("OEMs") serving the off-road and industrial equipment markets. These increases were partially offset by a decline in sales at the Company's heat exchanger equipment manufacturing unit, McKenica, which continues to experience a substantial decline in order backlog. In addition, Steel Parts reported lower sales from the prior year periods due to the timing of a major automotive OEM's scheduled annual plant shutdown.

The Technologies Group's net sales decreased 4% or $2,060,000 in the second quarter of 1998 compared to the corresponding period in 1997 due to sales declines at Escod, Signal Transformer and Stewart Stamping primarily due to a general weakness in the electronics market. These declines were partially offset by increased sales at the El Paso stamping facility which moved from the start-up phase in 1997 to production phase in 1998 and increased sales of Stewart Connector's modular data interconnect products due to increased demand from a major telecommunications customer. Sales in the Technologies Group increased 1% or $1,056,000 in the first six months of 1998 compared to the corresponding period in 1997 due to increased sales from the El Paso stamping facility, increased second quarter sales of Stewart Connector's modular data interconnect products and increased first quarter sales of wire and cable assembly products. These increases were partially offset by declines at Signal Transformer and Stewart Stamping in the second quarter of 1998.

Taylor Publishing's net sales for the second quarter and first six months of 1998 increased 1% and 4%, respectively, compared to the corresponding periods in 1996 in response to certain Taylor initiatives to increase yearbook revenues.

Operating income for the second quarter decreased $5,222,000 from $19,412,000 in 1997 to $14,190,000 in 1998. The decline in operating income was due in part to increased selling, general and administrative expenses as follows: $1,341,000 of expenses related to the Company's pending merger with DLJMB, $570,000 in legal expenses (compared to $200,000 in 1997) associated with the Company's antitrust lawsuit against Jostens, Inc. (for which the Company received a favorable judgment totaling $25,225,000 which judgment is likely to be appealed and has not been reflected in the Company's operating results), and corporate officers severance expenses totaling $370,000. In addition, the Company experienced an operating loss in the second quarter at its McKenica unit due to a lack of available order backlog, increased costs, primarily higher shipping costs, from production delays at Taylor Publishing during its peak yearbook production season, and lower operating margins at Stewart Connector and Steel Parts compared to the year ago quarter. In the first six months of 1998, operating income decreased $4,836,000 to $23,965,000 from $28,801,000 in 1997. In the first six months of 1998, selling, general and administrative expenses increased over 1997 due to $1,341,000 of expense related to the merger transaction, $768,000 of expenses related to the Company's antitrust lawsuit against Jostens, Inc. (compared to $200,000 in 1997) and $700,000 of corporate officers severance expenses. Additionally, the Company experienced increased costs at Taylor Publishing and lower operating margins at Steel Parts and Stewart Connector.

The Automotive Components Group's operating income in the second quarter of 1998 compared to the corresponding period of 1997 decreased to $5,979,000 from $6,924,000. The Automotive Components Group was impacted by an operating loss at the Company's McKenica unit, caused by a significant sales decline from the second quarter of 1997, and lower operating margins at Steel Parts. These declines were partially offset by improved operating income at the automotive tubing and heat exchanger businesses of Thermal Components

Group. For the first six months of 1998, the Automotive Components Group's operating income compared to the corresponding period of 1997 decreased to $11,471,000 from $12,600,000 due to an operating loss at the Company's McKenica unit caused by a significant sales decline from 1997, and lower operating margins at Steel Parts. These declines were partially offset by gains in operating performance at the Company's heat exchanger and automotive tubing business.

The Technologies Group's operating income decreased to $5,319,000 in the second quarter of 1998 from $6,397,000 in the same period of 1997 due to lower demand and inventory correction by electronics market customers. Operating income at Stewart Connector decreased from the prior year period due to a less favorable sales mix of products and price degradation on certain mature connector products. At Signal Transformer operating income decreased significantly due to the lower sales volume caused by weak demand in the electronics market. For the first six months of 1998, the Technologies Group's operating income, compared to the corresponding period of 1997, decreased to $10,590,000 from $11,371,000. Operating income was impacted by the decreased sales of power transformers and competitive pricing pressures in the connector market. Partially offsetting these declines, operating income improved over the prior year at Escod, Stewart Stamping and the El Paso stamping facility.

Taylor Publishing's operating income decreased to $4,251,000 from $6,113,000 in the second quarter of 1998 compared to the same period of 1997 and to $3,281,000 from $5,114,000 in the first half of 1998 compared to the prior year. These decreases from 1997 were due to increased costs of air freight following production delays in the second quarter which is the peak yearbook production and delivery period. In addition, Taylor had increased administrative expenses, including legal fees related to its lawsuit against Jostens, Inc. (see Note 11 to the Unaudited Condensed Consolidated Financial Statements).

OTHER INCOME (EXPENSE). Other income for the second quarters of 1998 and 1997 included $734,000 and $830,000, respectively, of equity income from the Company's unconsolidated joint venture, Thermalex, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers. For the first six months of 1998, other income included $1,450,000 of equity income from Thermalex compared to $1,547,000 in the first six months of 1997. Interest expense increased 68% or $2,809,000 and 78% or $6,043,000 in the second quarter and first six months of 1998, respectively, from the corresponding 1997 periods due to the issuance of $150 million of 10.25% Senior Subordinated Notes (the "Notes") completed in the third quarter of 1997 (see Note 3 to the Unaudited Condensed Consolidated Financial Statements). Interest income decreased $1,568,000 and $1,966,000 in the second quarter and first six months of 1998, respectively, from the corresponding 1997 periods because the Company had substantial interest income in 1997 the proceeds on the sale of the Rolodex Business. (See Note 2 to the Unaudited Condensed Consolidated Financial Statements).

"Other income, net", included in Other income (expense), for the second quarter and first six months of 1998 increased $1,137,000 and $1,958,000 from the corresponding periods of 1997, respectively. Other income in the second quarter of 1998 included gains on the sale of idle assets.

INCOME TAX EXPENSE. The Company's effective income tax rate of 53% for the second quarter of 1998 increased significantly from both the 1997 second quarter rate of 38% and the 1998 first quarter rate of 35% primarily due to the effects of the proposed merger transaction with DLJMB (see Note 4 to the Unaudited Condensed Consolidated Financial Statements). Certain transaction costs expected to be incurred as part of this transaction will not be deductible for tax purposes. Considering the effects of the proposed merger transaction with DLJMB, and other favorable permanent and temporary timing items, the Company does not expect to incur any significant additional cash outlay for 1998 income taxes.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations used $3,810,000 of cash in the first six months of 1998 as compared to using $5,159,000 in the first six months of 1997. Cash flows from operations improved over the prior year period due to the timing of cash receipts and lower tax payments. These improvements were partially offset by higher interest payments related to the Notes (which are payable semi-annually in the first and third quarters). The Company's cash flow for periods prior to the six months ended June 30, 1997 was favorably impacted by tax loss carryforwards, which reduced the actual cash payments for the years to well below the financial statement income tax expense. The tax loss carryforwards were substantially reduced in 1997 due to the gain from the sale of the Rolodex Business.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In the first six months of 1997, the Company sold its Rolodex Business for a net sales price of $112,610,000. In the first six months of 1998 and 1997, the Company received dividend distributions from Thermalex of $1,324,000 and $1,460,000, respectively. The Company's other investing activities consist principally of capital expenditures which totaled $10,884,000 and $10,315,000 for the first six months of 1998 and 1997, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES. Financing activities provided $9,420,000 and $7,772,000 in the first six months of 1998 and 1997, respectively. In the first six months of 1998, the Company borrowed a net amount of $8,952,000 on its revolving credit facility compared to borrowings of $15,340,000 in 1997. Term loan payments of $5,625,000 were made in the first six months of 1997. In addition, the Company paid $1,647,000 and $1,708,000 of prepetition liabilities in the first six months of 1998 and 1997, respectively.

SEASONALITY. The Company's yearbook publishing business, Taylor Publishing, is highly seasonal, with a majority of its sales occurring in the second and third quarters of the year. Taylor receives significant customer advance deposits in the second half of the year. The Company's other businesses are not highly seasonal.

IMPACT OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not significantly affected the Company's operating results or markets.

LIQUIDITY. At June 30, 1998, the Company's cash and cash equivalents and net working capital amounted to $6,983,000 and $64,249,000, respectively, representing a decrease in cash and cash equivalents of $3,668,000 and an increase in net working capital of $24,741,000 from year end 1997. The borrowing ability under the Company's revolving credit facility as of the end of the quarter was $77,859,000, including $42,450,000 available for letters of credit.

Trade receivables, net, at June 30, 1998 increased 27% or $17,933,000 over the December 31, 1997 amount primarily due to increased receivables at Taylor Publishing following its peak yearbook production period (see Seasonality).

MERGER AGREEMENT. The Company and Silkworm Acquisition Corporation, an affiliate of DLJ Merchant Banking Partners II (and affiliated funds) ("DLJMB"), have entered into a definitive merger agreement pursuant to which the stockholders of the Company will be paid $43.48 in cash and 0.03378 shares of retained stock (having a nominal value of $45.00 per share) of the surviving corporation. In aggregate, stockholders will receive approximately $180.2 million in cash and retain 140,031 shares in the surviving entity. The retained shares will constitute approximately 10% of the common stock of the surviving company post-recapitalization.

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

In connection with the merger, DLJMB entered into a voting agreement with the Company's largest shareholder, Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an affiliate of Goldman Sachs, & Co., in which Water Street has committed, subject to certain exceptions, to vote 1,783,878 shares, approximately 43% of the voting stock of the Company, in favor of the merger.

As a result of the proposed merger, the Company and DLJMB will incur approximately $28,244,000 of estimated costs and expenses in connection with consummating the transaction including professional fees, registration costs, financing costs, and compensation costs. Pursuant to the terms of the merger, all issued employee stock options will vest. The compensation expense associated with payments in respect of those vested options is estimated to be $9,094,000 to employees representing the excess of the $45.00 purchase price per share over the exercise prices of all outstanding options.

In the second quarter of 1998, the Company incurred and paid $1,341,000 of costs related to the proposed merger. In addition, the Company's effective income tax rate of 53% for the second quarter of 1998 increased significantly from both the 1997 second quarter rate of 38% and the 1998 first quarter rate of 35% primarily due to the effects of the proposed merger transaction with DLJMB. Certain transaction costs expected to be incurred as part of this transaction will not be deductible for tax purposes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits



      10(a) Agreement and Plan of Merger, dated as of March 24, 1998, among the Company, INR Holding Co., and Silkworm Acquisition Corporation (attached as Annex A to the prospectus included in the Company's Registration Statement on Form S-4, as amended, dated as of July 8, 1998, File No. 333-51145).

      10(b) Voting Agreement, dated as of March 24, 1998, among Silkworm Acquisition Corporation, the Company and Water Street Corporate Recovery Fund I, L.P. (attached as Annex C to the prospectus included in the Company's Registration Statement on Form S-4, as amended, dated as of July 8, 1998, File No. 333-51145).

      10(c) Amendment No. 1 to the Agreement and Plan of Merger, dated June 8, 1998, among the Company, INR Holding Co. and Silkworm Acquisition Corporation (attached as Annex A to the prospectus included in the Company's Registration Statement on Form S-4, as amended, dated as of July 8, 1998, File No. 333-51145).

      10(d) Letter Agreement dated June 8, 1998, amending the Voting Agreement, dated as of March 24, 1998, among Silkworm Acquisition Corporation, the Company, and Water Street Corporation Recovery Fund I, L.P. (attached as Annex C to the prospectus included in the Company's Registration Statement on Form S-4, as amended, dated as of July 8, 1998. File No. 333-51145).

      27      Financial Data Schedule

*Incorporated by reference as indicated.

(b)   Reports on Form 8-K

      A report, dated June 9, 1998, on Form 8-K was filed during the quarter ending June 30, 1998, pursuant to Item 5 of that form.

      A report, dated May 14, 1998, on Form 8-K was filed during the quarter ending June 30, 1998, pursuant to Item 5 of that form.

      A report, dated April 29, 1998, on Form 8-K was filed during the quarter ending June 30, 1998, pursuant to Item 5 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INSILCO CORPORATION
                                   -------------------
                                   Registrant



Date: July 24, 1998                By: /s/ David A. Kauer
                                       ------------------
                                       David A. Kauer
                                       Vice President and
                                       Chief Financial Officer