Form 10-Q
period 1998-09-30
INSILCO CORP/DE/
filed 1998-11-17
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1998, 100 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION                                                                  Page
                                                                                                ----

         Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets                                         3

                        -     September 30, 1998 (unaudited)
                        -     December 31, 1997

                    Condensed Consolidated Statements of Operations                               4

                        -     Nine months ended September 30, 1998 (unaudited)
                        -     Nine months ended September 30, 1997 (unaudited)
                        -     Three months ended September 30, 1998 (unaudited)
                        -     Three months ended September 30, 1997 (unaudited)

                    Condensed Consolidated Statement of Stockholders' Equity
                    (Deficit)                                                                     5

                        -     For the nine months ended September 30, 1998
                              (unaudited)

                    Condensed Consolidated Statements of Cash Flows                               6

                        -     Nine months ended September 30, 1998 (unaudited)
                        -     Nine months ended September 30, 1997 (unaudited)

                    Notes to Unaudited Condensed Consolidated Financial Statements                7

                    Independent Auditors' Review Report                                          12

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        13

Part II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                                              20



PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                      INSILCO CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                              (Unaudited)
                                                              September 30,  December 31,
                                                                  1998          1997
                                                               ---------    ---------

                                  Assets
                                  ------
      Current assets:
         Cash and cash equivalents                             $   4,659       10,651
         Trade receivables, net                                   84,167       67,209
         Other receivables                                         3,651        3,477
         Inventories, net                                         60,989       60,718
         Deferred taxes                                            4,396          277
         Prepaid expenses and other current assets                 4,135        2,716
                                                               ---------    ---------

              Total current assets                               161,997      145,048

      Property, plant and equipment, net                         114,131      113,971
      Investment in Thermalex                                     10,556        9,736
      Goodwill, net                                               13,219       13,408
      Other assets and deferred charges                           19,114       20,510
                                                               ---------    ---------

              Total assets                                     $ 319,017      302,673
                                                               =========    =========

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

      Current liabilities:
         Current portion of long-term debt                     $      15        1,684
         Current portion of other long-term obligations            2,104        5,393
         Accounts payable                                         36,624       39,757
         Accrued expenses and other                               44,645       58,706
                                                               ---------    ---------

              Total current liabilities                           83,388      105,540

      Long-term debt, excluding current portion                  314,492      256,059
      Deferred taxes                                               3,019            -
      Other long-term obligations, excluding current portion      45,300       43,402
      Amounts due to parent                                        2,981            -
      Stockholders' deficit                                     (130,163)    (102,328)
                                                               ---------    ---------

      Contingencies (See Note 8)

              Total liabilities and stockholders' deficit      $ 319,017      302,673
                                                               =========    =========


Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited balance sheet as of that date.

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                         Nine Months      Nine Months     Three Months    Three Months
                                                             Ended           Ended           Ended           Ended
                                                         September 30,   September 30,    September 30,   September 30,
                                                             1998            1997            1998            1997
                                                           ---------       ---------       ---------       ---------



      Sales                                                $ 422,388         407,609         135,065         131,394
      Cost of products sold                                  298,743         283,203          98,072          93,250
      Depreciation and amortization                           15,787          14,353           5,144           4,749
      Selling, general and administrative expenses            74,698          70,289          23,995          22,432
      Merger expenses                                         20,890               -          19,549               -
                                                           ---------       ---------       ---------       ---------
         Operating income (loss)                              12,270          39,764         (11,695)         10,963
                                                           ---------       ---------       ---------       ---------

      Other income (expense):
        Interest expense                                     (20,567)        (13,460)         (6,762)         (5,698)
        Interest income                                           94           2,808              22             770
        Equity in net income of Thermalex                      2,144           2,154             693             607
        Other income, net                                      2,430             188             405             120
                                                           ---------       ---------       ---------       ---------

         Total other income (expense)                        (15,899)         (8,310)         (5,642)         (4,201)
                                                           ---------       ---------       ---------       ---------

         Income (loss) from continuing operations
          before income taxes and extraordinary item          (3,629)         31,454         (17,337)          6,762

      Income tax benefit (expense)                            (1,214)        (11,571)          5,280          (2,447)
                                                           ---------       ---------       ---------       ---------

         Income (loss) from continuing operations
          before  extraordinary item                          (4,843)         19,883         (12,057)          4,315

      Discontinued operations, net of tax:
         Income from operations, net of tax of $1,037              -           1,170               -               -
         Gain on disposal, net of tax of $37,213                   -          57,788               -               -
                                                           ---------       ---------       ---------       ---------

                                                                   -          58,958               -               -
                                                           ---------       ---------       ---------       ---------

         Income (loss) before extraordinary item              (4,843)         78,841         (12,057)          4,315

      Extraordinary item                                           -            (728)              -            (728)
                                                           ---------       ---------       ---------       ---------

         Net income (loss)                                 $  (4,843)         78,113         (12,057)          3,587
                                                           =========       =========       =========       =========







See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                  For the Nine Months Ended September 30, 1998
                                   (unaudited)
                                 (In thousands)



                                                                                                      Accumulated
                                              Common Stock    Additional      Retained                  Other            Total
                                                Par Value       Paid-in       Earnings     Treasury  Comprehensive    Stockholders'
                                                 $0.001         Capital      (Deficit)      Stock       Income      Equity (Deficit)
                                                 --------      --------      --------      --------    --------     ----------------
Balance at December 31, 1997                     $      5             -       (82,756)      (16,268)       (3,309)     (102,328)
Net income (loss)                                       -             -        (4,843)            -             -        (4,843)
Merger Eliminations                                    (5)       (4,220)      (12,043)       16,268             -             -
Dividend to parent                                      -             -       (30,856)            -             -       (30,856)
Equity investment by parent                                       3,668             -             -             -         3,668
Issuance of Shares upon exercise
  of stock options                                      -         3,281             -             -             -         3,281
Tax benefit from exercise of stock options              -           939             -             -             -           939
Other comprehensive income                              -             -             -             -           (24)          (24)
                                                 --------       -------      --------      --------      --------      --------

Balance at September 30, 1998                    $      -         3,668      (130,498)            -        (3,333)     (130,163)
                                                 ========       =======      ========      ========      ========      ========




See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                       Nine Months     Nine Months
                                                                          Ended          Ended
                                                                       September 30,  September 30,
                                                                           1998          1997
                                                                         --------      --------

Cash flows from operating activities:
  Net income (loss)                                                      $ (4,843)       78,113
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                        15,787        14,353
      Deferred tax expense                                                    350         7,672
      Other noncash charges and credits                                    (2,569)          (42)
      Change in operating assets and liabilities:
        Receivables                                                       (16,665)      (17,432)
        Inventories                                                            27         3,050
        Amounts due Insilco Holding Co.                                     2,981             -
        Payables and other                                                (17,972)       (2,461)
        Discontinued operations:
          Gain on disposal of segment                                           -       (95,001)
          Deferred tax expense                                                  -        25,687
          Depreciation                                                          -           194
          Change in operating assets and liabilities                            -        (2,512)
                                                                         --------      --------

             Net cash provided by (used in) operating activities          (22,904)       11,621
                                                                         --------      --------

  Cash flows from investing activities:
      Capital expenditures                                                (15,714)      (15,022)
      Other investing activities                                              711         3,437
      Proceeds from divestiture, net                                            -       112,610
                                                                         --------      --------

             Net cash provided by (used in) investing activities          (15,003)      101,025
                                                                         --------      --------

  Cash flows from financing activities:
      Proceeds from revolving credit facility                              56,684        87,038
      Equity investment from Insilco Holding Co.                            3,668             -
      Proceeds from loan from Insilco Holding Co.                           3,500             -
      Proceeds from stock option exercise                                   3,281         4,618
      Dividend to Insilco Holding Co.                                     (30,856)            -
      Payment of prepetition liabilities                                   (2,735)       (2,811)
      Retirement of long-term debt                                         (1,171)     (117,071)
      Debt issuance and tender costs                                         (580)      (11,126)
      Purchase of treasury stock                                                -        (1,887)
      Repurchase of shares                                                      -      (220,000)
      Proceeds from sale of 10 1/4% Notes                                       -       150,000
                                                                         --------      --------

             Net cash provided by (used in) financing activities           31,791      (111,239)
                                                                         --------      --------

Effect of exchange rate changes on cash                                       124          (259)
                                                                         --------      --------

          Net increase (decrease) in cash and cash equivalents             (5,992)        1,148

Cash and cash equivalents at beginning of period                           10,651         3,481
                                                                         --------      --------

                                                                         $  4,659         4,629
                                                                         ========      ========


Interest paid                                                            $ 23,722        10,635
                                                                         ========      ========

Income taxes paid (refunded)                                             $ (3,592)        6,683
                                                                         ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

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

(2)     The Mergers
        -----------

        On August 17, 1998, the Company completed a series of transactions. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings") (then a wholly owned subsidiary of the Company) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into the Company (the "Reorganization Merger"), pursuant to which each stockholder of the Company had his or her shares of the Company converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of the Company.

        Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of DLJMB, merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of the Company, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock.

        Following the Mergers, (i) the Company's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (ii) the DLJMB Funds held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (iii) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; and (iv) management of the Company purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings Common Stock.

        Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of the Company granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase $1,009,000 of equity and $2,659,000 of equity units of Holdings.

        The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

        issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase
        0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Silkworm to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger), (iii) the issuance by Holdings to the DLJMB Funds, for an aggregate consideration of $35.0 million, of 1,400,000 shares of the Holding's 15% Senior Exchangeable Preferred Stock due 2012 ("PIK Preferred Stock") and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

        In the third quarter and first nine months of 1998 the Company incurred $19,549,000 and $20,890,000, respectively, of costs related to the merger.

(3)     1997 Transactions
        -----------------

        In 1997, the Company completed several material transactions affecting its ongoing operations and debt and capital structure (the "1997 Transactions") as described more fully below:

         - On July 3, 1997, the Company refinanced its existing debt under a new six year $200 million amended and restated Credit Agreement.

         - In the third quarter of 1997, the Company purchased an aggregate of 5,714,284 shares of its common stock in two transactions using the proceeds from the sale of its traditional office products business within (the "Rolodex Business") the Office Products/Speciality Group of $112,610,000, net of transaction costs, and the proceeds received on the issuance of the $150 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007 (the "10 1/4% Notes").

         The Company remains a separate reporting entity under the Securities Exchange Act of 1934 because the 10 1/4% Notes are registered debt securities under the Securities Act of 1933.

(4)     Discontinued Operations
        -----------------------

        On March 5, 1997, the Company completed the sale of its Office Products Business (consisting of the Rolodex Business, Rolodex Electronics and Curtis, each as defined below) within the Office Products/Specialty Publishing Group with the divestiture of Rolodex Business for $112,610,000, net of transaction costs, resulting in a gain of $57,788,000, net of taxes of $37,213,000. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis"). The proceeds from these sales aggregated $21,818,000.

        On July 7, 1998, the Company amended its Form 10-K for the year ended December 31, 1997 and its Form 10-Q for the quarter ended March 31, 1998 to account for the sale of the Office Products Business as a discontinued operation and, accordingly, the accompanying consolidated statements of operations

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

        and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued Office Products Business for the first quarter of 1997 were $10,797,000.

(5)     Inventories
        -----------

        Inventories consisted of the following at September 30, 1998 (in thousands):


         Raw materials and supplies           $27,848
         Work-in-process                       19,134
         Finished goods                        14,007
                                              -------

                 Total inventories            $60,989
                                              =======

(6)     Related Party Transactions
        --------------------------

        As of September 30, 1998, the Company had an intercompany payable of $2,981,000 to Holdings, the parent of the Company (see Note 2). The intercompany payable consisted of a $3,500,000 advance to the Company from Holdings, net of $519,000 of expenses paid by the Company on behalf of Holdings.

        In connection with the mergers, the Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") an advisory fee of $3,500,000. Donaldson, Lufkin & Jenrette Capital Funding received $1,750,000 of fees from the Company to secure a backstop credit facility in the event that the Company's Existing Revolving Credit Facility required refinancing. In addition, the Company reimbursed DLJSC $110,000 for expenses related to the merger.

(7)     Comprehensive Income
        --------------------

        On January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and most other non-owner changes in equity. This statement expands or modifies disclosures and has no impact on the Company's financial position, results of operations or cash flows. Comprehensive income (loss) for the third quarters of 1998 and 1997 totaled ($12,171,000) and $3,403,000, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling ($114,000) and ($184,000), respectively. Comprehensive income (loss) for the first nine months of 1998 and 1997 totaled ($4,867,000) and $75,279,000, respectively, including other comprehensive income consisting of foreign currency translation adjustment (losses) totaling ($24,000) and ($2,834,000), respectively.

(8)     Contingencies
        -------------

        The Company is implicated in various claims and legal actions arising in the ordinary course of business. Those claims or liabilities will be addressed in the ordinary course of business and will be paid as expenses are incurred. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

        of operations or liquidity.

(9)     Estimates
        ---------

        In conformity with generally accepted accounting principles, the preparation of our financial statements requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying actual results may ultimately differ from those estimates.

(10)    Contingency Gain
        ----------------

        On January 14, 1997, the Company's subsidiary, Taylor Publishing Company ("Taylor"), sued one of its principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, a verdict was rendered in favor of Taylor and on June 12, 1998, the judge presiding over the litigation in the U.S. District Court rendered a judgment in the amount of $25,225,000 plus interest at the rate of
        5.434 percent. Jostens has announced that it will seek to overturn the verdict in post trial motions or on appeal and accordingly the Company has not recorded the gain. There can be no assurance as to the actual amount, if any, that Taylor will recover from Jostens. In the third quarter and first nine months of 1998, the Company incurred legal fees in connection with the Jostens lawsuit of $132,000 and $900,000, respectively.

(11)    Subsequent Events -The Refinancing
        ----------------------------------

        As a result of the Merger, the Company was required to make an Offer to Purchase (as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture") for all of the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest. The Offer to Purchase expires on November 16, 1998 and the Company intends to repurchase all 10 1/4% Notes validly tendered and not withdrawn as promptly as practicable following acceptance of the 10 1/4% Notes. There is an aggregate of $150 million principal amount of 10 1/4% Notes outstanding.

        On November 9, 1998, the Company completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 (the "New Notes") with warrants to purchase 62,400 shares at $45 per share of Holdings common stock. The net proceeds from the offer and sale of the New Notes was approximately $116.0 million after payment of $3.6 million in underwriting fees to DLJSC and other expenses will be used to fund the repurchase of the 10 1/4% Notes validly tendered at a purchase price of 101% of principal amount plus accrued and unpaid interest.

        The indenture relating to the New Notes (the "Indenture") provides for a mandatory special redemption at par plus accrued interest to the extent that less than $120 million of the 10 1/4% Notes are tendered in the Offer of Purchase. The Indenture also provides for an 1/8% increase in the interest rate on the New Notes if the holders of the 10 1/4% Notes do not consent to an amendment to the 10 1/4% Note Indenture to permit the Company provide subsidiary guarantees to holders of the New Notes.

        DLJ Capital Funding Inc. ("DLJ Capital Funding") has committed to lend up to $300 million to the Company (the "New Credit Facility"). The New Credit Facility will be used to refinance the Existing Credit Facility and to fund a portion of the repurchase of the 10 1/4% Notes. The New Credit Facility

                      INSILCO CORPORATION AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

        will include a term loan facility (the "Term Loan Facility") and a revolving credit facility which will provide for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility will have a maturity of seven years. The Revolving Credit Facility will terminate on July 8, 2003. DLJ Capital Funding's commitment, however, is subject to significant conditions. The New Credit Facility together with the sale of the New Notes will be referred to herein as "The Refinancing".

(12)    Pro Forma Results of Operations
        -------------------------------

        The following financial information presents 1998 and 1997 pro forma consolidated net sales and results of operations as if the mergers including the interest expense associated with Company's $43.1 million of additional borrowings under the Existing Credit Facility (see Note 2) and the Refinancing (see Note 11) had occurred as of the beginning of each respective period. The 1997 pro forma consolidated net sales and results of operations are presented as if the 1997 Transactions had occurred at the beginning of 1997, exclusive of nonrecurring items directly attributable to the transaction. The pro forma results of operations are as follows (in thousands,):


                                             Nine Months Ended       Three Months Ended
                                              September 30,              September 30,
                                           ---------------------     ---------------------

                                             1998         1997         1998         1997
                                           --------     --------     --------     --------
         Net sales                         $422,388      407,609      135,065      131,394

         Income (loss) from continuing
          operations                          7,992        9,686          443        1,904

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO CORPORATION:

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of September 30, 1998, the related condensed consolidated income statements for the three-month and nine-month periods ended September 30, 1998 and 1997, the condensed consolidated statement of stockholders' equity (deficit) for the nine months ended September 30, 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
November 13, 1998                                          KPMG Peat Marwick LLP

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

Summarized sales and operating income (loss) by business segment for the nine months and three months ended September 30, 1998 compared to the corresponding periods in 1997 are set forth in the following table (in thousands) and discussed below:


                                                            Nine Months                     Three Months
                                                         Ended September 30,            Ended September 30,
                                                      ------------------------      ------------------------

                                                        1998           1997           1998           1997
                                                      ---------      ---------      ---------      ---------


         SALES
            Automotive Components Group               $ 185,710        171,912         61,945         55,646
            Technologies Group                          144,756        148,063         45,739         50,102
            Specialty Publishing                         91,922         87,634         27,381         25,646
                                                      ---------      ---------      ---------      ---------

                                                      $ 422,388        407,609        135,065        131,394
                                                      =========      =========      =========      =========


         OPERATING INCOME (LOSS)
            Automotive Components Group               $  15,809         17,211          4,338          4,611
            Technologies Group                           14,183         17,326          3,593          5,955
            Specialty Publishing                          3,222          5,535            (59)           421
            Unallocated corporate costs                     (54)          (308)           (18)           (24)
            Unallocated corporate merger expenses       (20,890)             -        (19,549)             -
                                                      ---------      ---------      ---------      ---------

                                                      $  12,270         39,764        (11,695)        10,963
                                                      =========      =========      =========      =========

SALES. Total net sales from continuing operations of $135,065,000 for the third quarter of 1998 were up 3% or $3,671,000 over the corresponding period in 1997, due to increased sales of automotive tubing at the Automotive Components Group and increased sales at Taylor Publishing, due to the timing of yearbook shipments. These sales increases were partially offset by a decline in the Technologies Group caused by the continued weakness in the electronics market. In the first nine months of 1998, net sales from continuing operations of $422,388,000 increased 4% or $14,779,000 from 1997 primarily due to increased sales at the Automotive Components Group of automotive tubing and industrial and off-road radiators, and, to a lesser degree, increased sales at Specialty Publishing related to the timing of yearbook shipments, partially offset by a decline at the Technologies Group.

The Automotive Components Group's sales increased 11% or $6,299,000 and 8% or $13,798,000 in the third quarter and first nine months of 1998, respectively, compared to the corresponding periods of 1997, due to increased automotive tubing sales in both the quarter and year-to-date periods. In addition, sales for the first nine months of 1998 improved over the prior year due to increased sales of radiators to OEMs serving the off-road and industrial equipment markets. These increases were partially offset by a significant decline in sales at the Company's heat exchanger capital equipment manufacturing division, McKenica, which continues to experience a substantial decline in order backlog. Sales of transmission and other stamped automotive parts at Steel Parts, and of stainless steel tubing for non-automotive applications, were both up slightly in the third quarter of 1998 and were relatively flat on a year-to-date basis.

The Technologies Group's sales decreased 9% or $4,363,000 in the third quarter of 1998 compared to the corresponding period in 1997 due to declines at Escod and Signal Transformer primarily due to the weakness in the electronics market which has continued in the third quarter. These declines were partially offset by increased sales of Stewart Connector's modular data interconnect products due to increased demand from a major telecommunications customer. Sales in the Technologies Group decreased 2% or $3,307,000 in the first nine months of 1998 compared to the corresponding period in 1997 due to the weak demand in the electronics market in the second and third quarters of 1998. These sales decreases were partially offset by increased sales from Stewart Stamping and increased sales of Stewart Connector's modular data interconnect products.

Taylor Publishing's sales of $27,381,000 and $91,922,000 for the third quarter and first nine months of 1998, respectively, increased 7% and 5% compared to the corresponding periods in 1997 primarily due to timing of yearbook shipments.

OPERATING INCOME. In the third quarter of 1998, the Company had an operating loss of $11,695,000 compared to operating income of $10,963,000 in the prior year period primarily due to $19,549,000 of expenses related to the merger. In addition, the Company incurred $1,258,000 of expenses related to management severance, the consolidation of two facilities and a noncompete infringement lawsuit filed by the Company. The Company experienced an operating loss at its McKenica business unit due to a lack of available order backlog, lower operating margins at Signal and Escod due to the weakness in the electronics market and lower margins at Stewart Connector due to a less favorable mix of products and price degradation on certain mature connector products.

For the first nine months of 1998, operating income decreased to $12,270,000 from $39,764,000 in 1997 primarily due to $20,890,000 of expenses related to the merger, approximately $900,000 in legal expenses (compared to $200,000 in 1997) associated with Taylor's antitrust lawsuit against Jostens for which Taylor received a favorable judgement totaling $25,225,000 (see Note 10), and $2,152,000 of expenses related to management severance, the consolidation of two facilities and a noncompete infringement lawsuit filed by the Company. In addition, the Company incurred increased costs, primarily higher shipping costs, from production delays during its peak yearbook production season at Taylor Publishing and lower margins at Steel Parts primarily due to increased costs incurred to improve future operational efficiency and for the reasons cited above, an operating loss at its McKenica business unit and lower operating margins at Signal and Stewart Connector.

The Automotive Components Group's operating income in the third quarter of 1998 compared to the corresponding period of 1997 decreased to $4,338,000 from $4,611,000 primarily due to an operating loss of $225,000 at its McKenica business unit, which represented a $628,000 decline from the third quarter of 1997 operating income. This decline was partially offset by improved operating income results at the Company's heat exchanger and automotive tubing business. For the first nine months of 1998, the Automotive Components Group's operating income compared to the corresponding period of 1997 decreased to $15,809,000 from $17,211,000 due to an operating loss of $535,000 at its McKenica business unit which represented a $2,259,000 decline from 1997 and increased costs at Steel Parts incurred to improve future operational efficiency. These declines were partially offset by improved operating results at the other operating units of the Thermal Components Group.

The Technologies Group's operating income decreased to $3,593,000 in the third quarter of 1998 from $5,955,000 in the same period of 1997 as the continued weakness in the electronics market caused significant declines in operating income at Signal Transformer and Escod. Operating income at Stewart Connector decreased from the prior year period due to a less favorable sales mix of products and price degradation on certain mature connector products. For the first nine months of 1998, the Technologies Group's operating income, compared to the corresponding period of 1997, decreased to $14,183,000 from $17,326,000. Operating income was impacted by the decreased sales of power transformers, wire and cable assemblies and competitive pricing pressures in the connector market. Partially offsetting these declines, operating income improved over the prior year at Stewart Stamping.

Taylor Publishing had an operating loss of $59,000 in the third quarter of 1998 compared to operating income of $421,000 in 1997 primarily due to $300,000 of severance expenses incurred in the third quarter of 1998 and $132,000 of legal expenses associated with Taylor's antitrust lawsuit against Jostens. For the first nine months of 1998, operating income decreased to $3,222,000 from $5,535,000 in the prior year period primarily due to increased costs of labor and air freight following production delays in the second quarter during its peak yearbook production and delivery period. In addition, Taylor incurred $900,000 of legal expenses associated with Taylor's antitrust lawsuit against Jostens in the first nine months of 1998 compared to $200,000 in 1997.

OTHER INCOME (EXPENSE). Other income for the third quarters of 1998 and 1997 included $693,000 and $607,000, respectively, of equity income from the Company's unconsolidated joint venture, Thermalex, which manufactures extruded aluminum tubing primarily for automotive air conditioning condensers. For the first nine months of 1998, other income included $2,144,000 of equity income from Thermalex compared to $2,154,000 in 1997. Interest expense increased $1,064,000 and $7,107,000 in the third quarter and first nine months of 1998, respectively, from the corresponding 1997 periods due to the issuance of the $150,000,000 of the 10 1/4% Notes completed in the third quarter of 1997. Interest income decreased $748,000 and $2,714,000 in the third quarter and first nine months of 1998, respectively, from the corresponding 1997 periods as a result of interest income earned on the proceeds from the sale of the Rolodex Business in 1997.

"Other income, net", included in Other income (expense), for the third quarter and first nine months of 1998 increased $285,000 and $2,242,000, respectively, from the corresponding periods of 1997, respectively. Other income for the first nine months of 1998 included gains on the sale of idle assets.

INCOME TAX EXPENSE. The Company incurred a net loss of $4,843,000 primarily due to $20,890,000 of merger expenses incurred. Consequently, the tax benefit arising from these losses was mitigated by the fact that a significant amount of these costs were not deductible for Federal income tax purposes, resulting in a 1998 third quarter tax benefit at a 30% effective tax rate and a tax expense at a 33% effective tax rate for the nine month period ending September 30, 1998.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Operations used $22,904,000 of cash in the first nine months of 1998 as compared to providing $11,621,000 in the first nine months of 1997. Cash flows from operations in the first nine months of 1998 were impacted by $20,890,000 of merger expenses incurred and interest payments related to the 10 1/4% Notes totaling $15,504,000 partially offset by a Federal income tax refund of $5,110,000.

The Company's cash flow for periods prior to the nine months ended September 30, 1997 was favorably impacted by tax loss carryforwards, which reduced the actual cash payments for the years to well below the financial statement income tax expense. The tax loss carryforwards were substantially reduced in 1997 due to the gain from the sale of the Rolodex Business.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. In March 1997, the Company sold its Rolodex Business for a net sales price of $112,610,000. In the first nine months of 1998 and 1997, the Company received dividend distributions from Thermalex of $1,324,000 and $1,460,000, respectively. The Company's other investing activities consisted principally of capital expenditures which totaled $15,714,000 and $15,022,000 for the first nine months of 1998 and 1997, respectively.

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. Financing activities provided $28,123,000 in the first nine months of 1998 compared to using $111,239,000 in the first nine months of 1997. On August 17, 1998 a series of transactions involving the Company were completed. (See "The Merger Financing" below.) In connection with the Mergers, the Company paid a dividend of $30,856,000 to Holdings and borrowed approximately $43,100,000 of new borrowings under the Company's existing credit facility. In addition, the Company received a $3,500,000 loan from Holdings.

On July 3, 1997, the Company refinanced its bank debt (See Note 3 to the condensed consolidated financial statements) and using the Rolodex Proceeds purchased 2,857,142 shares of its common stock, at $38.50 per share in cash, for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company completed the Tender Offer, in which it purchased an additional 2,857,142 shares at a price of $38.50 per share in cash for an aggregate purchase price of $109,999,967. On August 12, 1997, the Company issued $150 million of the 10 1/4% Notes, for net proceeds of approximately $145.9 million (the "Offering"). The Company used the net proceeds from the Offering to fund the repurchase of shares tendered in the Tender Offer, repay loans under the Bank Credit Agreement, pay fees and expenses of the aforementioned transactions and for general corporate purposes. The Company incurred $11,126,000 in costs for the refinancing, Tender Offer and issuance of the Notes.

In addition, the Company paid $2,735,000 and $2,811,000 of prepetition liabilities in the first nine months of 1998 and 1997, respectively.

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

LIQUIDITY. At September 30, 1998, the Company's cash and cash equivalents and net working capital amounted to $4,659,000 and $78,609,000, respectively, representing a decrease in cash and cash equivalents of $5,992,000 and an increase in net working capital of $39,101,000 from year end 1997. The borrowing ability under the Company's revolving credit facility as of the end of the quarter was $27,840,000 which is also available for issuing letters of credit.

Trade receivables, net, at September 30, 1998 increased 25% or $16,958,000 over the December 31, 1997 amount primarily due to increased receivables at Taylor Publishing following its peak yearbook production period (see Seasonality).

THE MERGER. On August 17, 1998, a series of transactions involving the Company was completed. These transactions included, among other things, the formation by Holdings (then a wholly owned subsidiary of the Company) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into the

Company (the "Reorganization Merger"), pursuant to which each stockholder of the Company had his or her shares of the Company converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of the Company.

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate DLJMB, merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of the Company, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock. Concurrently with the consummation of the Mergers, the DLJMB Funds purchased 1,400,000 shares of Holdings 15% Senior Exchangeable Preferred Stock due 2012 (the "PIK Preferred Stock"), and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share.

Following the Mergers, (i) the Company's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (ii) the DLJMB Funds held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (iii) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; and (iv) management of the Company purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings Common Stock.

Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of the Company granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase equity or equity units of Holdings.

THE MERGER FINANCING. The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Silkworm to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger), (iii) the issuance by Holdings to the DLJMB Funds, for an aggregate consideration of $35.0 million, of 1,400,000 shares of the PIK Preferred Stock by Holdings and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.01 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

THE YEAR 2000 ISSUES. Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000 or when otherwise dealing with dates later than December 31, 1999. This " Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

The Company relies on computer-based technology and primarily utilizes a variety of third-party hardware and software and to a minimal degree some proprietary software. In addition to such information technology ('IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. Third parties with whom the Company has commercial relationships, including raw materials suppliers and service providers (such as banking and financial services, data processing services, telecommunications services and utilities), are also highly reliant on computer-based technology.

In 1996, the Company commenced an assessment of the potential effects of the Year 2000 issue on the Company's business, financial condition and results of operations. In conjunction with such assessment, the Company developed and implemented a "Year 2000" compliance program as described below.

THIRD-PARTY IT SYSTEMS. The majority of the Company's IT systems are third party systems for which the Company has received Year 2000 compliant versions. The Company does not expect any significant outlay of cash for these systems as all of the third party systems are under current maintenance agreements which provide for continuing operation including functions involving Year 2000. The strategy instituted by the Company to identify and address Year 2000 issues affecting third-party IT Systems includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant.

PROPRIETARY IT SYSTEMS. The Company does not rely heavily on Company developed proprietary IT systems. Pursuant to the Company's Year 2000 compliance program, the Company has examined its proprietary IT systems for Year 2000 problems. All such systems that were identified as relating to a critical function and that were not Year 2000 compliant are being fixed. The Company believes that nearly all of its proprietary IT systems fixed have been placed into production. The Company is in the process of testing the remediated systems for Year 2000 compliance.

NON-IT SYSTEMS. The Company has undertaken a review of its non-IT systems and is in the process of fixing of such systems that are within its control. The Company expects to complete this remediation effort by April 30, 1999.

NON-IT VENDORS AND SUPPLIERS. The Company procures its raw materials and operating supplies from a vast network of vendors located both within and outside the United States. As a part of its contingency planning effort, the Company is continually assessing the Year 2000 readiness of its important vendors in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary.

COSTS. The costs incurred to implement the Company's Year 2000 compliance program have been immaterial to date and the Company presently expects to incur less than $1.0 million of costs in the aggregate. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its business systems. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) make and sell its products,
(ii) order and receive raw material and supplies, and (iii) pay its employees and vendors. It is difficult, if not impossible, to assess with any degree of accuracy the impact on any of these three areas of the failure of one or more aspects of the Company's compliance program.

The novelty and complexity of the issues presented and the proposed solutions therefore and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

SUBSEQUENT EVENTS. As a result of the Merger, the Company was required to make an Offer to Purchase (as defined in the indenture (the "10 1/4% Note Indenture") relating to the 10 1/4% Notes) for all of the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest. The Offer to Purchase expires on November 16, 1998 and the Company intends to repurchase all 10 1/4% Notes validly tendered and not withdrawn as promptly as practicable following acceptance of the 10 1/4% Notes. There is an aggregate of $150 million principal amount of 10 1/4% Notes outstanding.

On November 9, 1997 the Company completed the offering of $120 million of 12% Senior Subordinated Notes (the "New Notes") due 2007 with warrants to purchase 62,400 shares of Holdings common stock. The net proceeds from the offer and sale of the New Notes will be used to fund the repurchase of the 10 1/4% validly tendered Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest.

DLJ Capital Funding Inc. ("DLJ Capital Funding") has committed to lend up to $300 million to the Company (the "New Credit Facility"). The New Credit Facility will be used to refinance the Existing Credit Facility and to fund a portion of the repurchase of 10 1/4% Notes. The New Credit Facility will include a term loan facility (the "Term Loan Facility") and a revolving credit facility (subject to adjustment), which will provide for revolving loans and up to $50 million of letters of credit (the "Revolving Credit Facility"). The Term Loan Facility will have a maturity of seven years. The Revolving Credit Facility will terminate on July 8, 2003. DLJ Capital Funding's commitment, however, is subject to significant conditions.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          4(a)   -  Indenture, dated as of November 9, 1998 between the
                    Company and the Trustee.

          4(b)   -  Exchange and Registration Rights Agreement, dated as of
                    November 9, 1998, between the Company and the Initial
                    Purchasers.

          10(a)  -  Purchase Agreement between Insilco Corporation and Insilco
                    Holding Co. and the Initial Purchaser dated as of November 2, 1998.

          27     -  Financial Data Schedule.


(b)       Reports on Form 8-K

              A report, dated July 23, 1998, on Form 8-K was filed during the quarter ending September 30, 1998, pursuant to Items 5 and 7 of that form.

              A report, dated August 12, 1998, on Form 8-K was filed during the quarter ending September 30, 1998, pursuant to Items 5 and 7 of that form.

              A report, dated August 17, 1998, on Form 8-K was filed during the quarter ending September 30, 1998, pursuant to Items 5 and 7 of that form.

              A report, dated August 25, 1998, on Form 8-K was filed during the quarter ending September 30, 1998, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INSILCO CORPORATION
                                         -------------------------
                                         Registrant



Date:  November 13, 1998              By:  /s/ David A. Kauer
                                           -----------------------
                                           David A. Kauer
                                           Vice President and
                                            Chief Financial Officer

                                 Exhibit Index


          4(a)   -  Indenture, dated as of November 9, 1998 between the
                    Company and the Trustee.

          4(b)   -  Exchange and Registration Rights Agreement, dated as of
                    November 9, 1998, between the Company and the Initial
                    Purchasers.

          10(a)  -  Purchase Agreement between Insilco Corporation, Insilco
                    Holding Co. and the Initial Purchaser dated as of November 2, 1998.

          27     -  Financial Data Schedule.