Form 10-K405
period 1998-12-31
INSILCO CORP/DE/
filed 1999-03-31
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) FOR THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 26, 1999, 100 shares of common stock, $.001 par value, were outstanding. The registrant is a wholly owned subsidiary of Insilco Holding Co.

The registrant meets the conditions set forth in General Instruction I (i) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                              PAGE


Part I

Item 1.        Business                                                                          3

Item 2.        Properties                                                                       10

Item 3.        Legal Proceedings                                                                13

Item 4.        Submission of Matters to a Vote of Security Holders                              13


Part II


Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters        14

Item 6.        Selected Financial Data                                                          15

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                       17

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                       28

Item 8.        Financial Statements and Supplementary Data                                      28

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure                                                                       28


Part III


Item 10.       Directors and Executive Officers of the Registrant                               28

Item 11.       Executive Compensation                                                           28

Item 12.       Security Ownership of Certain Beneficial Owners and Management                   28

Item 13.       Certain Relationships and Related Transactions                                   28


Part IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 29


               Signatures                                                                       33

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

                                     PART I

                                ITEM 1. BUSINESS
                                ----------------

                                   THE COMPANY

Insilco Corporation, a Delaware corporation originally incorporated in New Jersey in 1898 (collectively with its subsidiaries is referred to hereinafter as the "Company"), is a diversified producer of automotive, telecommunications and electronics components, and is a leading speciality publisher of student yearbooks.

On August 17, 1998, the Company's management, Insilco Holding Co. ("Holdings"), and Silkworm Acquisition Corporation ("Silkworm"), an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners ("DLJMB"), completed a series of merger transactions (see Note 1 to the Company's Consolidated Financial Statements). As a result, the Company became a wholly owned subsidiary of Holdings and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes.

The Company's principal executive offices are located at 425 Metro Place North, Fifth Floor, Dublin, Ohio 43017, telephone (614) 792-0468.

                                    BUSINESS

BUSINESS SEGMENT INFORMATION

The Company operates in three primary business segments: Automotive Components, Technologies, which produces telecommunications and electronics components, and Specialty Publishing. The percentages of the Company's total net sales by segment in each of its last three fiscal years were as follows:

                                           1998           1997          1996
                                           ----           ----          ----
   Automotive Components                       40 %          37 %          35 %
   Technologies                                35            38            37
   Specialty Publishing                        19            18            20
   Other(1)                                     6             7             8%
                                             ----          ----          ----
         Total                                100%          100%          100%
                                             ====          ====          ====

(1) This segment includes two operating units that fall below the quantitative reporting thresholds. They are a manufacturer of machinery and equipment for the heat exchanger market and a welded stainless steel tubing manufacturer.

For additional business segment information, see Note 18 to the Consolidated Financial Statements.

AUTOMOTIVE COMPONENTS SEGMENT

The Automotive Components Segment is made up of two operating units, Thermal Components Group ("Thermal"), and Steel Parts Corporation ("Steel Parts"). The businesses in this segment manufacture automotive heat exchangers and related tubing, and automatic transmission and suspension components, respectively.

Tubing and Heat Transfer. Thermal is a vertically integrated manufacturer of heat exchangers for the automotive, specialty vehicle, truck, heavy equipment and off-road vehicle and industrial equipment markets. Its products include thin wall aluminum and brass tubes used principally in heat transfer applications, radiators, air conditioning condensers, and oil coolers and heaters used in the manufacture and assembly of automotive heat exchangers.

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

Thermal has manufacturing facilities in Alabama, Michigan, South Carolina, Wisconsin and Germany. At December 31, 1998, Thermal (excluding Thermalex) had 883 employees.

Transmission Components. Steel Parts manufactures automotive parts consisting of close-tolerance precision metal stampings at its facility in Indiana. Its products include clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts.

Substantially all Steel Parts' sales are made to the domestic automobile industry, either directly or indirectly through other independent automotive parts suppliers. As a result, the demand for Steel Parts' products historically has been heavily dependent on the level of new car production by the domestic automobile industry. Steel Parts has also seen its production content per automobile increase in recent years as automobile manufacturers have moved from three-speed to four- and five-speed automatic transmissions. The market for original equipment automobile parts is highly competitive and has many participants, principally the automobile manufacturers themselves because of their ability to make their own parts. Approximately 72%, 70% and 70% of Steel Parts' sales were to one of the "Big 3" domestic automotive manufacturers in 1998, 1997 and 1996, respectively.

At December 31, 1998, Steel Parts had 361 employees.

TECHNOLOGIES SEGMENT

The Technologies Segment consists of four operating units, Stewart Connector, Signal Transformer, Stewart Stamping and Escod Industries, which manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets.

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

Stewart Connector sells its products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. Foreign sales accounted for approximately 36% of Stewart Connector's sales in 1998, 41% in 1997 and 40% in 1996. It maintains direct sales offices (and to a lesser extent, distribution operations) in England, Japan, Germany and has numerous domestic and foreign competitors, some of which are substantially larger than Stewart Connector. Competition is based principally on price with respect to older product lines, and on technology and product features for newer products and to a lesser extent, patent protection.

At December 31, 1998, Stewart Connector had 1,139 employees.

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

At December 31, 1998, Signal had 519 employees.

Precision Stampings and Wireforms. Stewart Stamping is a tool designer and subcontract manufacturer of precision stampings and wireformed parts. Stewart Stamping manufactures components used in electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronics industries, including passive components such as capacitor cans and connector contacts. Stewart Stamping sells its products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. Stewart Stamping manufactures its products at its plants in Yonkers, New York and El Paso, Texas.

Stewart Stamping's competitors in each of its product lines are numerous (including, in the case of metal stampings, its own customers), but Stewart Stamping traditionally has focused on products that, because of the engineering and manufacturing capability required to produce them, have the potential for repeat business.

At December 31, 1998, Stewart Stamping had 320 employees.

Cable and Wire Assemblies. Escod Industries produces electronic cable assemblies, specialized wire harnesses and certain telecommunication equipment subassemblies for sale to manufacturers of telecommunications, computer and other electronics equipment. Escod's markets generally are regional in nature. Escod has three production facilities in the Carolinas, one in Florida, one in Northern Ireland and one in Ireland, which are operated principally to serve local plants of OEMs. Because substantially all of Escod's customers are OEMs having a number of production facilities, the demand for Escod's products depends not only on the demand for its customers' products, but also on its customers' varying utilization of their production sites.

Telecommunications and computer OEMs account for the bulk of Escod's sales. Two telecommunications OEMs directly or indirectly together accounted for approximately 64%, 68% and 66% of Escod's total revenues in 1998, 1997 and 1996, respectively. Escod's dependence on these two major customers makes its revenues and operating income sensitive to changes in demand from those customers.

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

At December 31, 1998, Escod had 292 employees.

SPECIALTY PUBLISHING SEGMENT

Taylor Publishing Company "Taylor" is engaged primarily in the contract design and printing of student yearbooks from which it derived at least 88% of its revenues in each of the last three years. Its principal yearbook customers are secondary (middle and senior high) schools. Other yearbook customers include elementary schools, colleges and academies. Taylor also publishes a variety of specialty books on a contract basis and a limited number of its own publishing titles and provides reunion planning and other services for alumni of schools, colleges and academies.

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

Taylor operates six production facilities in Texas (two owned and four leased) and one leased production facility in Pennsylvania. Its work force reflects the seasonality of its business, typically ranging from 1,000 to 1,700 full-time employees. At December 31, 1998, it had 1,327 employees.

OTHER SEGMENT

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

At December 31, 1998, Romac had 130 employees.

Heat exchanger machinery and equipment. McKenica manufactures high speed welded tube mills and other machinery and equipment for the heat exchanger market. It sells its products predominantly to automotive suppliers and automotive OEMs.

At December 31, 1998, McKenica had 80 employees.

DIVESTED OFFICE PRODUCTS BUSINESSES

On September 3, 1996, the Company sold Curtis, its computer accessories business. On October 4, 1996, the Company sold the Rolodex Electronics product line. On March 5, 1997, the Company sold the Rolodex Business. Curtis, Rolodex Electronics and the Rolodex Business are referred to collectively as the "Office Products Business." See Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations."

PATENTS AND TRADEMARKS

The Company holds patents or trademarks in most of its businesses which have expiration dates ranging from 1999 to 2019. The Company expects to maintain such patents and to renew the trademarks important to its business prior to their expiration and does not believe the expiration of any one of its patents will have material adverse effect on any of its businesses.

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

BACKLOG

The Company's backlog by industry segment, believed to be firm, at December 31, 1998 and 1997 follows (in thousands):

                                                          DECEMBER 31,
                                                    ----------------------
                                                    1998              1997
                                                    ----              ----
Automotive Components                             $ 54,986             56,049
Technologies                                        46,528             51,245
Specialty Publishing                               120,017            113,232
Other                                                5,190              3,347
                                                 ---------            -------
     Total                                       $ 226,721            223,873
                                                 =========            =======

Management believes that approximately $211 million of its 1998 backlog will be filled in 1999, and the remainder in 2000.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1998, the Company employed approximately 5,541 people on a full-time basis, of whom approximately 25% were covered by collective bargaining agreements with various unions. The largest collective bargaining unit covers approximately 563 employees. Among the union agreements that will expire in 1999 are those covering certain union employees of McKenica and Steel Parts. The Company considers relations with its employees to be good.

The Company has defined benefit and defined contribution pension plans covering substantially all employees. For information respecting defined benefit pension plans, See Note 11 to the Consolidated Financial Statements.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

The Company's manufacturing operations involve the generation of a variety of waste materials and are subject to extensive federal, state and local environmental laws and regulations. The waste materials generated include metal scrap from stamping operations, cutting and cooling oils, degreasing agents, chemicals from plating and tinning operations, etching acids and photographic and printing chemicals. The Company uses offsite disposal facilities owned by third parties to dispose of its wastes and does not store wastes it generates to the extent such storage would require a permit. The Company does not treat, store or dispose of waste for others. The Company is required to obtain permits to operate various of its facilities, and these permits generally are subject to revocation or modification.

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

As a result of the Company's 1993 reorganization, much uncertainty has been removed concerning the Company's potential liability for environmental contamination at sites owned or operated by the Company (and at third party disposal and waste management facilities used by the Company) prior to the filing of its bankruptcy petition. During the reorganization, the Company settled all claims of the United States relating to the Company's pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). This settlement (i) discharged the Company's liability to the United States at a number of hazardous waste sites; (ii) protects the Company from contribution claims of the remaining potentially responsible parties; (iii) limits the amount the Company may be required to pay the United States in any one year on pre-petition claims; and (iv) provides that any such payment may be made in cash or, at the Company's option, common stock valued at 30% of the allowed claim.

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

FINANCIAL INFORMATION ABOUT EXPORT SALES

In 1998, the Company's export sales were $46.7 million or 9% of consolidated sales. Export Sales in 1998 to Europe, Asia, Canada and Mexico were $ 22.8 million, $ 8.8 million and $ 7.7 million and $3.0, respectively. All other export sales in 1998 totaled $4.4 million. In 1997, the Company's export sales were

$55.4 million or 10% of consolidated sales. Export sales in 1997 to Europe, Asia, Canada and Mexico were $21.2 million, $14.0 million, $9.7 million and $4.3 million, respectively. All other export sales in 1997 totaled $6.2 million. In 1996, export sales were $58.2 million or 12% of consolidated sales. The Company's transactions are primarily in U.S. dollars.

                               ITEM 2. PROPERTIES
                               ------------------

PROPERTIES

The Company manufactures its products in various locations, primarily in the United States. Management believes that the Company's facilities generally are well maintained and adequate for the purposes of which they are used. The Company's principal operating plants and offices at December 31, 1998 included the following properties:








                      [This space intentionally left blank]


                                                                                                APPROXIMATE       TERMS OF
BUSINESS SEGMENT                    LOCATION                   PRINCIPAL USE                   SQUARE FOOTAGE    OCCUPANCY
----------------                    --------                   -------------                   --------------    ---------
AUTOMOTIVE COMPONENTS
                                    Montgomery, AL             Office/Manufacturing               137,325          Owned(1)
                                    Montgomery, AL             Manufacturing                       45,000           Leased
                                    Franklin, WI               Office/Manufacturing               123,200           Leased
                                    Iron Ridge, WI             Office/Manufacturing                44,000            Owned
                                    Oak Creek, WI              Office/Manufacturing                39,250            Owned
                                    Montgomery, AL             Office/Warehouse                    10,890           Leased
                                    Belleville, MI             Office/Manufacturing                42,000           Leased
                                    Duncan, SC                 Office/Manufacturing               100,000            Owned
                                    Dortmund, Germany          Office/Manufacturing                45,000            Owned
                                    Dortmund, Germany          Office                               8,500           Leased
                                    Tipton, IN                 Office/Manufacturing               235,350            Owned



TECHNOLOGIES
                                    Durham, NC                 Office                               3,205           Leased
                                    N. Myrtle Beach, SC        Office/Manufacturing                46,506            Owned
                                    Lake Wales, FL             Office/Manufacturing                42,000            Owned
                                    Taylorsville, NC           Office/Manufacturing                44,350            Owned
                                    Loris, SC                  Office/Manufacturing                36,960            Owned
                                    Canon City, CO             Office/Manufacturing                21,000            Owned
                                    Colorado Springs,
                                     Co.                       Warehouse                            1,400           Leased
                                    Loris, SC                  Office/Warehouse                     9,500           Leased
                                    Winterhaven, FL            Warehouse                            3,000           Leased
                                    Galway, Ireland
                                     Carraoe County            Manufacturing                       25,120           Leased
                                    Larne, County
                                     Antrim, Northern
                                     Ireland                   Manufacturing                       25,000           Leased
                                    Inwood, NY                 Office/Manufacturing                39,361            Owned
                                    St. Just, PR               Office/Manufacturing                41,214           Leased
                                    San Cristobal,
                                     Dominican Republic        Office/Manufacturing                27,773           Leased
                                    Glen Rock, PA              Office/Manufacturing                84,000            Owned
                                    Santa Clara, CA            Office                                 133           Leased
                                    Essex, UK                  Office                                 485           Leased
                                    Freidrichsdorf/Ts.,
                                     Germany                   Office                               1,500           Leased
                                    Yokohama, Japan            Office/Warehouse                     4,695           Leased
                                    Cananea, Mexico            Warehouse/
                                                                Manufacturing                      22,646           Leased
                                    Yonkers, NY                Office/Manufacturing               190,000            Owned
                                    El Paso, TX                Office/Manufacturing                41,400           Leased


                                                                                                APPROXIMATE           TERMS OF
BUSINESS SEGMENT                    LOCATION                   PRINCIPAL USE                   SQUARE FOOTAGE         OCCUPANCY
----------------                    --------                   -------------                   --------------         ---------
SPECIALTY PUBLISHING
                                    Dallas, TX                 Office/Manufacturing               320,000               Owned
                                    Dallas, TX                 Office/Manufacturing                25,000               Owned
                                    San Angelo, TX             Office/Manufacturing                33,200               Leased
                                    El Paso, TX                Office/Manufacturing                31,000               Leased
                                    El Paso, TX                Manufacturing                       52,000               Leased
                                    Malvern, PA                Office/Manufacturing                41,000               Leased
                                    San Angelo, TX             Manufacturing                        7,800               Leased
                                    Dallas, TX                 Office                               1,282               Leased
                                    Orange, CA                 Office                               3,373               Leased
                                    Galveston, TX              Office                               1,200               Leased
                                    Garden Grove, CA           Office                                 662               Leased

OTHER
                                    Troutman, NC               Office/Manufacturing               110,000               Owned
                                    Buffalo, NY                Office/Manufacturing                78,800               Leased

CORPORATE
                                    Dublin, OH                 Office                              18,300               Leased

(1)Property is leased from an industrial development authority in connection with an expired industrial revenue bond and is eligible for purchase by the Company for a nominal consideration at the expiration of the lease term.

Substantially all of the Company's material domestic assets, including owned properties, are subject to major encumbrances securing the Company's obligations under the Bank Credit Agreement.

The Company believes that all of its production facilities have additional production capacity.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

On January 14, 1997, Taylor sued one of its principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, the jury in the case returned a verdict in favor of Taylor, and, on June 12, 1998, the judge rendered his judgment in the amount of $25.2 million plus interest at an annual rate of 5.434%. On January 14, 1999, in response to a motion by Jostens, the judge entered an order vacating the jury verdict and granting judgment in Jostens' favor. The Company will seek to overturn the order and reinstate the jury verdict on appeal, but is uncertain what the actual amount is, if any, that Taylor will recover from Jostens.

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

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is the Company's only class of authorized equity securities. All of the Common Stock of the Company is owned by Holdings following the Mergers described herein. Prior to the Mergers, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "INSL". The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market through the date of the Mergers.


                                                     LOW SALE         HIGH SALE
                                                     --------         ---------
1998:
-----
First Quarter                                        $ 32.000          $ 43.375
Second Quarter                                       $ 42.875          $ 44.625
Third Quarter (thru August 17, 1998)                 $ 43.750          $ 45.000

1997:
-----
First Quarter                                        $ 34.000          $ 41.000
Second Quarter                                       $ 36.750          $ 39.000
Third Quarter                                        $ 36.000          $ 39.250
Fourth Quarter                                       $ 33.000          $ 38.500

1996:
-----
Fourth Quarter                                       $ 36.500          $ 41.063

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

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of DLJMB, merged with and into Holdings (the "Merger", and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of the Company, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock.

Following the Mergers, (i) the Company's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (ii) the DLJMB Funds held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (iii) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (iv) management of the Company purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; and (v) the Company no longer had public equity securities.

                         ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information (dollars in thousands) derived from the Company's Consolidated Financial Statements.




                                                     1998            1997           1996           1995           1994
                                                     ----            ----           ----           ----           ----
OPERATIONS DATA (1)
  Sales (net)                                        $ 535,629        528,233         492,405       449,506        438,434
  Depreciation and amortization                         20,159         18,377          15,357        13,352         12,251
  Merger Expenses                                       20,890              -               -             -              -
  Severance and write-downs                              2,542              -           1,500             -              -
  Amortization of Reorganization Goodwill (2)                -              -               -        16,205         34,812
  Operating income (3)                                  17,281         51,102          48,433        38,881          9,491

  Other income (expense)
     Interest expense                                  (29,198)       (20,562)        (18,378)      (19,546)       (29,113)
     Interest income                                       979          2,837             724         1,472          1,788
     Other income (expense), net (4)                     5,877          3,441           7,706        13,893          3,257

  Income (loss) from continuing operations
   before extraordinary item and income taxes           (5,061)        36,818          38,485        34,700        (14,577)
  Income tax benefit (expense)                             868        (13,404)        (13,272)      (16,694)        (5,718)

  Income (loss) from continuing operations
   before extraordinary items                           (4,193)        23,414          25,213        18,006        (20,295)

  Income (loss) from discontinued operations,
   net of tax                                                -         58,958          13,840       (15,431)        (9,683)

  Income (loss) before extraordinary items              (4,193)        82,372          39,053         2,575        (29,978)

  Extraordinary items, net of tax                       (5,888)          (728)              -             -         (2,156)

  Net income (loss)                                    (10,081)        81,644          39,053         2,575        (32,134)

BALANCE SHEET DATA AT PERIOD END (1)
  Working capital                                       67,242         39,508          51,436        47,436         35,327
  Total assets                                         323,026        302,673         348,393       340,129        368,669
  Long-term debt                                       312,409        257,743         161,042       186,489        198,109
  Other long-term liabilities                           46,329         43,402          44,156        48,153         60,529
  Stockholders' equity (deficit)                      (136,909)      (102,328)         33,402       (15,779)       (13,451)

CASH FLOW DATA (1)
  Net cash provided by
   operating activities                                  4,305         45,511          55,423        37,744         34,305
  Net cash provided by (used in)
   investing activities                                (23,366)        95,217         (29,783)      (14,678)        36,295
  Net cash provided by (used in)
   financing activities                                 15,755       (133,256)        (32,053)      (21,862)      (115,648)


See accompanying notes to the Selected Financial Data.

The notes to the selected financial data follow:

(1) The Company has consummated several material transactions over the five-year period presented here, which significantly affect the comparability of the information shown. (See Note 1 to the Consolidated Financial Statements.)

(2) Amortization of Reorganization Goodwill for 1995 and 1994 resulted from the Company's emergence from Chapter 11 bankruptcy proceedings (the "Chapter 11 Cases") on April 1, 1993 (the "Reorganization Date") pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization").

(3) Operating income in 1995 includes a gain of $4.3 million related to a change in the Company's pension plan (see Note 11 to the Consolidated Financial Statements). In addition, operating income for 1995 and 1994 includes the deduction for Amortization of Reorganization Goodwill.

(4) Other income in 1995 includes favorable adjustments of $3.6 million related to the Company's environmental liabilities, $1.5 million related to the resolution of several legal disputes, and a $4.0 million gain on the sale of idle corporate assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW


The Company's three primary business segments have different operating and growth characteristics.

The Company's Automotive Components Segment designs, manufactures, and distributes component products used in automotive, heavy-equipment, and other transportation vehicles. Growth and performance in this segment is tied closely to the vehicle production rates of automotive and heavy-equipment manufacturers as well as after-market demand for replacement products.

The growth and performance of the Company's Technologies Segment is dependent on the demand for its customers' end products and network infrastructure build-outs. The Company feels it has aligned itself with market leaders in the electric, electrical, telecommunications and data communications markets.

The Company is one of the largest producers of yearbooks to middle and high school markets and colleges. The growth and performance of the Company's Specialty Publishing Segment is dependent on the growth rate of the domestic school age population and on increasing the proportion of students who purchase school yearbooks.

The Company's Other Segment includes two operating units that fall below the quantitative reporting thresholds and do not meet all of the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and equipment for the heat exchanger market to automotive suppliers and OEMs and a welded stainless steel tubing manufacturer that provides tubing and tubing products to a variety of markets, including pipe and tube distributors, recreational, marine and construction.

The Company consummated several material transactions in 1998, 1997 and 1996 that resulted in significant changes to its debt and capital structure. A summary of these transactions is as follows:

The Mergers: On August 17, 1998, the Company completed a series of transactions. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings") (then a wholly owned subsidiary of the Company) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into the Company (the "Reorganization Merger"), pursuant to which each stockholder of the Company had his or her shares of the Company converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of the Company.

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

Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of the Company granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase $1,009,000 of equity and $2,657,000 of equity units of Holdings.

The Merger Financing: The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Silkworm to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which were converted into Holdings Common Stock in the Merger), (iii) the issuance by Holdings to the DLJMB Funds, for an aggregate consideration of $35.0 million, of 1,400,000 shares of the Holding's 15% Senior Exchangeable Preferred Stock due 2012 ("PIK Preferred Stock") and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "Existing Credit Facility").

The Company incurred $20,890,000 of costs related to the merger in 1998.

Refinancing of 10 1/4% Subordinated Debt: As a result of the Merger, the Company was required to make an Offer to Purchase (as defined in the indenture relating to the 10 1/4% Notes) all of the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest. To fund a portion of the repurchase of the 10 1/4% Notes, the Company, on November 9, 1998, completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 (the "12% Notes") with warrants to purchase 62,400 shares of Holdings common stock at $45 per share. The net proceeds from the sale of the 12% Notes, which was approximately $116.4 million after payment of $3.6 million in underwriting fees to DLJSC and other expenses, along with approximately $30.0 million in borrowings under the Company's Credit Facilities, were used to repurchase the 10 1/4% Notes plus the accrued and unpaid interest. As of December 31, 1998, the Company purchased $148.5 million of these notes and in February 1999, purchased an additional $1.5 million. As of March 26, 1999, there is an aggregate of $26,000 principal amount of 10 1/4% Notes outstanding.

In addition, on November 24, 1998, the Company amended and restated its Bank Credit Agreement to, among other things, provide for two credit facilities: a $175 million revolving loan and $125 million term loan.

Acquisitions: In 1996, the Company acquired Great Lake, Inc. ("Great Lake"), which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business") for approximately

$37,726,000 in the aggregate including transaction fees and expenses. The Lingemann transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International, Inc. This cash transaction was financed principally from borrowings under the Company's prior bank credit agreement (See Note 7).

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

Divestitures: The Office Products Business of the Company's Office Products/Specialty Publishing Group was divested in three separate transactions during 1996 and the first quarter of 1997. The 1996 transactions included the divestitures of the Company's computer accessories business (Curtis) and electronic organizer business (Rolodex Electronics) for $21.8 million in the aggregate which was used to reduce the outstanding amounts on the Company's bank loans. On March 5, 1997, the remainder of the Office Products Business, which consisted of the Rolodex Business, was sold for net cash proceeds of approximately $112 million (the "Rolodex Proceeds"). As a result of the sale of the Rolodex Business, the Office Products Business segment is being accounted for as a discontinued operation (See "Discontinued Operations").

1997 Amended and Restated Credit Agreement: The Company entered into an Amended and Restated Credit Agreement as of July 3, 1997 (the "1997 Bank Credit Agreement") that among other things, provided for (i) a $200 million revolving credit facility, (ii) a $50 million sublimit for commercial and standby letters of credit, and (iii) a $50 million sublimit for advances in selected foreign currencies.

Issuance of 10 1/4% Subordinated Debt: On August 12, 1997, the Company issued $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "10 1/4% Notes"), realizing therefrom net proceeds of $145.9 million.

Share Repurchase: On July 10, 1997, the Company, using the proceeds from the sale of the Rolodex Business, purchased an aggregate of 2,857,142 shares of its common stock for $109,999,967. On August 12, 1997, the Company completed a tender offer pursuant to which it purchased an additional 2,857,142 shares for $109,999,967. These shares were purchased with proceeds received from the issuance of $150 million aggregate amount of the 10 1/4% Notes.

These transactions have had a significant impact on the Company's results of operations and financial position. Results of operations have been affected by increases in the amortization of intangibles, inventory costs, depreciation, interest expense, and deferred financing and prepayment fees. As a result of these transactions, the Company's consolidated results for 1998, 1997 and 1996 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are presented in Note 20 of the Notes to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The table below is a summary (in thousands) of net sales from continuing operations, operating income from continuing operations and net income (loss) for the periods ended December 31, 1998, 1997, and 1996, respectively. This presentation and the discussion that follows is based on a management approach and is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions (see Note 18 of the Consolidated Financial Statements).

                                                1998          1997          1996
                                                ----          ----          ----
NET SALES FROM CONTINUING OPERATIONS
  Automotive Components Segment               $ 213,365      193,839      169,280
  Technologies Segment                          189,781      198,941      183,663
  Specialty Publishing Segment                  101,325       98,222       99,020
  Other Segment                                  31,158       37,231       40,442
                                              =========    =========    =========
       Total                                  $ 535,629      528,233      492,405
                                              =========    =========    =========

OPERATING INCOME FROM CONTINUING OPERATIONS
  Automotive Components Segment               $  23,015       21,859       21,722
  Technologies Segment                           21,169       26,734       27,604
  Specialty Publishing Segment                    4,945        7,299        5,136
  Other Segment                                   1,290        4,748        5,175
  Unallocated amounts:
      Corporate operating expenses               (7,752)      (9,138)      (9,704)
      Significant legal expenses                 (1,954)        (400)           -
      Severance and write-downs                  (2,542)           -       (1,500)
      Merger fees and expenses                  (20,890)           -            -
                                              ---------    ---------    ---------
             Total operating income from
             continuing operations            $  17,281       51,102       48,433
                                              =========    =========    =========

NET INCOME (LOSS)                             $ (10,081)      81,644       39,053
                                              =========    =========    =========


1998 COMPARED TO 1997

Consolidated Results of Operations: Net sales from continuing operations in 1998 increased $7.4 million, or 1%, to $535.6 million from $528.2 million in 1997. The increase in sales was due primarily to higher sales from the Automotive Components Segment, which increased $19.5 million or 10% over 1997. This increase was due primarily to higher heat exchanger and tubing sales, which were up 16%. These increased sales were partially offset by a 2% decrease in the sales of transmission related components. The increase in automotive component sales was partly offset by a decrease in sales of technologies related components, which declined $9.1 million or 5%. Although connector product sales increased 7%, sales of wire and cable assembles, transformers and precision stampings declined a combined 9%. In addition, sales of heat exchanger machinery and equipment and welded stainless steel tubing products decreased a combined $6.1 million or 16%.

Operating income from continuing operations in 1998 decreased $33.8 million, or 66%, to $17.3 million from $51.1 million in 1997. Contributing to this decrease in operating income were merger expenses relating to the Company's August 1998 merger with DLJMB, charges for severance expenses totaling $2.3 million related to workforce reductions at Corporate, and in the Specialty Publishing and Technologies Segments and write-downs related to lease cancellation costs of $0.2 million. In addition, the Company incurred higher legal expenses relating to two significant lawsuits. Excluding the effects of these items, operating income in 1998 would have decreased $8.4 million, or 17% to $42.7 million from $51.5 million in 1997. This decrease (excluding the legal, and non-recurring charges) was due to lower operating income from the Technologies, Specialty Publishing, and Other Segments, which were partly offset by a $1.2 million increase in operating income from the Automotive Components Segment.

Operating income from the Technologies Segment declined $5.6 million, or 21%, from 1997 due mainly to the decline in sales and related decrease in gross profits and higher depreciation expense. Operating income from the Specialty Publishing Segment was down $2.4 million from 1997 due to higher delivery expenses and higher commissions and new marketing initiatives. Operating income from the Company's Other Segment declined $3.5 million as a result of a $3.6 million decrease in operating income relating to its tube-mill equipment and machinery product line, which had a 45% decrease in sales.

Interest expense in 1998 increased $8.6 million to $29.2 million from $20.6 million in 1997, reflecting higher interest rates on the Company's 1998 debt offerings and higher debt levels as a result of the August 1998 Merger and the July 1997 Share Repurchase.

Interest income in 1998 decreased $1.8 million to $1.0 million from $2.8 million in 1997, due to lower investment levels. Other income in 1998 increased $2.2 million to $3.0 million from $0.8 million in 1997, due to various non-operating, non-recurring items. Equity income from the Company's unconsolidated joint venture, Thermalex, in 1998 increased $0.2 million to $2.9 million from $2.7 million in 1997, due to an improvement in Thermalex's net income as a result of higher sales.

The Company had an income tax benefit in 1998 of $0.9 million compared to an expense of $13.4 million in 1997 due to the loss generated from continuing operations in 1998. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13 of the Notes to the Consolidated Financial Statements.

The Company recorded income from discontinued operations of $59.0 million in 1997 and $13.8 million in 1996 relating to the sale of its Office Products Business, a significant line of business within the Company's then Office Products/Specialty Publishing Segment. The sale of this line of business was completed on March 5, 1997 with the sale of Rolodex for $112.6 million, net of transaction costs. This sale was preceded in 1996 by the sale of Rolodex Electronics and Curtis for an aggregate $21.8 million, net of transaction costs. As a result of these sales, the Office Products Business has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sales have been reclassified. Revenues associated with the discontinued Office Products Business for the years 1998, 1997 and 1996 were $0, $10.8 million and $80.1 million, respectively.

The Company recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 Bank Credit Agreement and 10 1/4% Notes.

Automotive Components Segment: Net sales in 1998 increased $19.5 million, or 10%, to $213.4 million from $193.8 million in 1997. The increase was due to higher aluminum and charged-air-cooler tubing, aluminum heat exchangers, and radiator sales. These sales increases were partially offset by lower transmission component and brass tubing sales.

Operating income in 1998 increased $1.2 million, or 5%, to $23.0 million from $21.8 million in 1997 due to higher sales and the resulting increase in gross profits while selling, general, administrative and depreciation expenses were flat compared to 1997. Operating margins in 1998 decreased to 10.8% from 11.3% in 1997. This decrease is attributable to lower gross profit margins due to a product mix shift to lower margin products offset by a decline in selling, general and administrative expenses as a percent of sales, which fell to 8.9% in 1998 from 9.7% in 1997.

Technologies Segment: Net sales in 1998 decreased $9.1 million, or 5%, to $189.8 million from $198.9 million in 1997. While connector sales were up 7% from 1997, sales of wire and cable assemblies, transformers and precision stampings were collectively down 9% due a continuing slowdown in global electronics markets and weak demand for electronic end products.

Operating income in 1998 decreased $5.5 million, or 21%, to $21.2 million from $26.7 million in 1997. The decrease was due primarily to the decrease in sales and a slight decrease in gross profit margins, which resulted in lower gross profits. In addition, selling, general and administrative expenses increased 3% and depreciation expense increased 17%. The majority of the increase in depreciation was due to tooling investments for new connector and precision stamped products.

Specialty Publishing Segment: Net sales in 1998 increased $3.1 million, or 3%, to $101.3 million from $98.2 million in 1997. A 5% increase in yearbook sales was partially offset by a $2.0 million decrease in non-yearbook publication sales.

Operating income in 1998 decreased $2.4 million, or 32%, to $4.9 million from $7.3 million in 1997 due to higher yearbook delivery expenses and increased selling, general and administrative expenses due to new marketing initiatives and increased sales commissions to sales representatives on higher yearbook revenues.

Other Segment: Net sales in 1998 decreased $6.0 million, or 16%, to $31.2 million from $37.2 million in 1997. A 45% decrease in tube-mill capital equipment sales, as a result of weak domestic and international demand for milling equipment accounted for the decline.

Operating income in 1998 decreased $3.5 million, or 73%, to $1.3 million from $4.8 million in 1997 due to the decline in tube-mill capital equipment sales.

1997 COMPARED TO 1996

Consolidated Results of Operations: Net sales from continuing operations in 1997 increased $35.8 million, or 7%, to $528.2 million from $492.4 million in 1996. This increase was due to a $21.4 million, or 10%, increase in automotive component sales due to the acquisition of Lingemann, which was not owned for the full year in 1996. In addition, electronic and telecommunications component sales increased $15.2 million, or 8%, primarily due to higher sales of wire and cable assemblies, transformers, and precision stampings.

Operating income from continuing operations in 1997 increased $2.7 million, or 6%, to $51.1 million from $48.4 million in 1996. This increase was due to increased productivity in the Specialty Publishing Segment, which accounted for $2.2 million of the increase. In addition, the Company recorded a $1.5 million restructuring charge in 1996 for severance expenses relating to a salaried workforce reduction in its Specialty Publishing Segment. A $0.9 million decrease in operating income from the Technologies Segment due to higher selling, general and administrative expenses partially offset these gains. Operating margins in 1997 were flat at 9.7% compared to 9.8% in 1996.

Interest expense in 1997 increased $2.2 million to $20.6 million from $18.4 million in 1996 due to higher interest costs relating to the 1997 debt financing and higher debt levels due to the July 1997 Share Repurchase. Interest income in 1997 increased $2.1 million to $2.8 million from $0.7 million in 1996. The increase reflects higher interest income earned on the sales proceeds derived from the Company's sale of its Rolodex Business on March 5, 1997, which were later used in the Company's 1997 Share Repurchase. Other income in 1997 decreased $4.0 million to $0.8 million from $4.8 million in 1996, due to the inclusion in 1996 of a $2.2 million environmental liability settlement for an amount less than previously estimated and several other smaller items. Equity income from Thermalex in 1997 decreased $0.3 million to $2.6 million from $2.9 million in 1996 due to additional expenses relating to Thermalex's plant expansion and the start-up of a new extrusion press.

Automotive Components Segment: Net sales in 1997 increased $24.6 million, or 15%, to $193.8 million from $169.2 million in 1996. The increase is primarily attributable to the acquisition of Lingemann, which was not owned for the full year in 1996. Sales for the full year in 1997 and the partial year of 1996 relating to this acquisition were $31.6 million and $13.1 million, respectively. The Company also experienced higher sales of aluminum tubing, charged-air-cooler tubing, radiators, and transmission components due to strong OEM and supplier demand. The increase in transmission sales was also due to the shift from three-speed to four and five-speed automatic transmissions, which increased the Company's content per vehicle produced.

Operating income in 1997 was flat at $21.9 million compared to $21.7 million in 1996 due to increased expenses relating to the integration of Lingemann. Selling, general and administrative expenses increased $4.8 million, of which $2.5 million was due to the acquisition of Lingemann and $0.5 million related to the Company's new R&D tech center.

Technologies Segment: Net sales in 1997 increased $15.2 million, or 8%, to $198.9 million from $183.7 million in 1996. The increase is primarily due to increased sales across all product lines except connectors. Sales of wire and cable assemblies were up 19% due to strong demand from existing telecommunication customers and additional sales from new customers. Transformer sales increased 9% over 1996 due to higher demand for internationally certified products from electronic OEMs. Precision stampings sales were up 7% due to new products and strong demand from automotive, electrical control and circuit protection markets. Connector sales decreased 1% from the prior year as a result of price erosion within older product lines and delayed new product introductions. International connector sales grew to 41% of sales in 1997 from 40% of sales in 1996.

Operating income in 1997 decreased $0.9 million, or 3%, to $26.7 million from $27.6 million in 1996, as a result of lower operating margins on connector products caused by competitive price pressures and delays in introducing new, higher margin connector products. Also, impacting operating income were additional start-up costs relating to the Company's new El Paso stamping facility. Higher sales and gross profits from wire and cable assemblies offset a portion of these declines.

Specialty Publishing Segment: Net sales in 1997 were flat at $98.2 million compared to $99.0 million in 1996. The lack of growth is attributable to flat yearbook sales and a $1.9 million decrease in non-yearbook publication sales.

Operating income in 1997 increased $2.2 million, or 42%, to $7.3 million from $5.1 million in 1996 due to increased productivity relating to workflow improvements.

Other Segment: Net sales in 1997 decreased $3.2 million, or 8%, to $37.2 million from $40.4 million in 1996. Heat exchanger equipment sales decreased 15% and sales of welded stainless steel tubing products were down 4%.

Operating income in 1997 decreased $0.4 million, or 8%, to $4.8 million from $5.2 million in 1996. A $1.5 million decrease in operating income from heat exchanger capital equipment sales was offset by a $1.1 million increase in operating income from welded stainless steel tubing products.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its Bank Credit Agreement.

Operating activities: For the year ended December 31, 1998, net cash provided from operating activities was $4.3 million compared to $45.5 million provided from operating activities during the same period in 1997. The increase in cash requirements was primarily the result of the merger expenses and lower operating income as previously discussed. In addition, the Company required additional working capital due to the timing of year-end collections from a large automotive components customer and two large technologies customers, which accounted for a significant increase in accounts receivable and were collected in January.

Investing activities: For the year ended December 31, 1998, capital expenditures were $3.4 million less than the comparable period for 1997. Capital spending for equipment in the Automotive Components Segment accounted for approximately 47% and spending related to connector and precision stamping equipment and tooling in the Technologies Segment accounted for 39%. The Company expects its 1999 capital expenditures to be flat compared to 1998. The Company also acquired two small cable assembly operations for a total of $2.3 million during 1998. These operations are located in Ireland and Northern Ireland and are being integrated into the Technologies Segment.

The Company received cash dividends from its investment in Thermalex in 1998 and 1997 of $1.3 million and $1.5 million, respectively. In addition, as of December 31, 1998, the Company had a dividend receivable from this investment of $2.9 million relating to the declaration of a dividend that was paid in February 1999.

Financing activities: The Company has completed several transactions during 1998, 1997 and 1996 relating to its Merger with DLJMB and changes in its debt and equity structure. For details regarding these transactions see the beginning of this section.

The Company's annual cash interest expense on its 12% Notes, which are due 2007, is approximately $14.4 million. Interest on these notes is payable semi-annually on February 15 and August 15 of each year commencing February 15, 1999.

The Company is party to a Bank Credit Agreement, which includes a $125.0 million Term Facility and a $175.0 million Revolving Facility, which provides for revolving loans and up to $50 million of letters of credit. The Revolving Facility can be used to fund acquisitions, provide working capital, and for other general corporate purposes. The Term Facility has a maturity of seven years and is subject to mandatory quarterly prepayments of $0.3 million for the first six years and quarterly payments of approximately $29.4 million in the seventh year. Cash interest on the Term Facility is based on a leverage ratio. At December 31, 1998, the applicable spread was LIBOR plus 3.75%. Payments of principal and interest on the Term Facility are due quarterly each March, June, September and December. The Revolving Facility terminates on July 8, 2003 and interest is based on a leverage ratio. At December 31, 1998, the applicable spread was LIBOR plus 3.00%. Availability under the Revolving Facility will decrease by $21.4 million in May 1999 absent a signed definitive acquisition agreement entered into prior to this date, and by $17.5 million on each of July 10, 2001 and July 10, 2002.

The Bank Credit Agreement is secured by a first-priority perfected lien on substantially all of the Company's assets, including a pledge of all of the stock of the Company's domestic subsidiaries and 65% of the stock of Insilco's foreign subsidiaries. Payment of principal and interest on amounts borrowed under the Bank Credit Agreement are guaranteed by all of the Company's domestic subsidiaries. As of March 24, 1999, the Company has approximately $83.0 million of available funds under this agreement.

Future cash uses during fiscal 1999 include the purchase of the remaining $1.5 million in outstanding 10 1/4% Notes. The Company also acquired the stock of EFI, a precision stamping operation, on January 25, 1999 for $23.6 million including acquisition costs. EFI will be integrated into the Technologies Segment. See Note 21 of the Notes to Consolidated Financial Statements.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the Revolving Credit Facility. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for the foreseeable future.

Accumulated Deficit: At December 31, 1998, the Company had a stockholder's deficit totaling $136.9 million, which is a result of both the 1998 merger and 1997 share repurchases previously described in this section.

MARKET RISK AND RISK MANAGEMENT

Foreign currency exchange rate movements create a degree of risk to the Company's operations by affecting the U.S. dollar value of sales made in foreign currencies and the U.S. dollar value of costs incurred in foreign currencies. Foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

The Company's general policy is to use foreign currency borrowings as needed to finance its foreign currency denominated assets. The Company uses such borrowings to reduce its asset exposure to the effects of changes in exchange rates - not as speculative investments.

As of December 31, 1998, the Company did not have any derivative instruments in place for managing foreign currency exchange rate risks. Considering both the anticipated cash flows from operations for the next quarter and the foreign loans in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter 1999 earnings or cash flows. This analysis is dependent on actual foreign sales and costs during the next quarter occurring within 10% of the budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify the competitive impact, the results could well be different than the sensitivity effects noted above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

The Company also is exposed to changes in interest rates primarily from its long-term debt arrangements. As of December 31, 1998, the Company had no interest rate derivative instruments to manage exposure to interest rate changes.

A comparison of the net fair value of all interest sensitive financial instruments using a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve as of December 31, 1998 is as follows (in thousands):


Description of Security                                             Hypothetical
------------------------                           Fair Market       Fair Market
                                                      Value             Value
                                                   -----------       ------------
12% Senior Subordinated Notes due 2007               $ 123,600         $ 117,852


THE YEAR 2000 ISSUES

Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000 or when otherwise dealing with dates later than December 31, 1999. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

The Company relies on computer-based technology and primarily utilizes a variety of third-party hardware and software and to a minimal degree some proprietary software. In addition to such information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. Third parties with whom the Company has commercial relationships, including raw materials suppliers and service providers (such as banking and financial services, data processing services, telecommunications services and utilities), are also highly reliant on computer-based technology.

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

Proprietary IT Systems. The Company does not rely heavily on Company developed proprietary IT systems. Pursuant to the Company's Year 2000 compliance program, the Company has examined its proprietary IT systems for Year 2000 problems. All such systems that were identified as relating to a critical function and that were not Year 2000 compliant are being fixed. The Company believes that nearly all of its proprietary IT systems have been fixed and the Company is in the process of testing the remediated systems for Year 2000 compliance.

Non-IT Systems. The Company has undertaken a review of its non-IT systems and is in the process of fixing such systems that are within its control. The Company expects to complete this remediation effort by April 30, 1999.

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

SEASONALITY AND INFLATION

The Company's specialty publishing segment is highly seasonal, with a majority of sales occurring in the second and third quarter of the year. The Company receives significant advance deposits from its Specialty Publishing customers in the first and fourth quarters of each year. The Company's other segments are not highly seasonal. See "Item 1. Business - Specialty Publishing."

The impact of inflation on the Company's operations has not been significant. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------

See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk and Risk Management".

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

The Consolidated Financial Statements of the Company, together with the reports thereon of KPMG LLP (dated February 30, 1999 except as to the first paragraph of Note 7, which is as of March 26, 1999) are set forth on pages F-1 through F-43 hereof (see Item 14 of this Annual Report for the Index).

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

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

The Company meets the conditions set forth in General Instruction I(i)(a) and
(b) of Form 10-K. Therefore, information pertaining to this section is omitted.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The Company meets the conditions set forth in General Instruction I(i)(a) and
(b) of Form 10-K. Therefore, information pertaining to this section is omitted.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ------------------------------------------------------------
                                   MANAGEMENT
                                   ----------

The Company meets the conditions set forth in General Instruction I(i)(a) and
(b) of Form 10-K. Therefore, information pertaining to this section is omitted.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

The Company meets the conditions set forth in General Instruction I(i)(a) and
(b) of Form 10-K. Therefore, information pertaining to this section is omitted.

                                     PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                                    FORM 8-K

(A)           THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)           Financial Statements

              -      Independent Auditors' Report

              -      Consolidated Balance Sheets

                     -     December 31, 1998
                     -     December 31, 1997

              -      Consolidated Statements of Operations

                     -     Year ended December 31, 1998
                     -     Year ended December 31, 1997
                     -     Year ended December 31, 1996

              -      Consolidated Statements of Stockholders' Equity (Deficit)

                     -     For the years ended December 31, 1998, 1997 and 1996

              -      Consolidated Statements of Cash Flows

                     -     Year ended December 31, 1998
                     -     Year ended December 31, 1997
                     -     Year ended December 31, 1996

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

      (3)               Exhibits:
                        ---------

  *2(a)       -      Agreement and Plan of Merger, dated as of March 24, 1998,
                     among Insilco, INR Holding Co., and Silkworm Acquisition
                     Corporation (Exhibit 10(n) to the Registration Statement on
                     Form S-4 (File No. 333-51145)).

  *2(b)       -      Amendment No. 1 to the Agreement and Plan of Merger, dated
                     June 8, 1998, among Insilco, INR Holding Co., and Silkworm
                     Acquisition Corporation (Exhibit 10(r) to the Registration
                     Statement on Form S-4 (File no. 333-51145)).

  *3(a)       -      Certificate of Incorporation (Exhibit 3.1 to the Current
                     Report on Form 8-K filed on August 18, 1998 (File
                     No. 0-22098)).

  *3(b)       -      Bylaws (Exhibit 3.2 to the Current Report on Form 8-K
                     filed on August 18, 1998 (File No. 0-22098)).

  *4(a)       -      Investors' Agreement, dated as of August 17, 1998, among
                     Insilco Holding Co. and the investors named therein
                     (Exhibit 4.5 to the Registration Statement on Form S-1
                     (File No. 333-65039) of Insilco Holding Co.)

  *4(b)       -      Indenture, dated as of November 9, 1998, between Insilco
                     and the Trustee (Exhibit 4(a) to the Form 10-Q filed on November 16, 1998 (File no. 0-22098)).

  *4(c)       -      First Supplemental Indenture, dated as of December 21,
                     1998, between Insilco and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947)).

  *4(d)       -      Exchange and Registration Rights Agreement, dated as of
                     November 9, 1998, between Insilco and Donaldson, Lufkin &
                     Jenrette ("DLJ") (Exhibit 4(b) to the Form 10-Q for the
                     Quarter Ended September 30, 1998 (File No. 0-22098)).

  *4(e)       -      Indenture, dated as of August 12, 1997, between Insilco
                     and the Trustee (Exhibit 4(j) to the Registration Statement on Form S-4 (File No. 333-36523)).

  *4(f)       -      Form of New Note (included in Exhibit 4(e) above)
                     (Exhibit 4(k) to the Registration Statement on Form S-4
                     (File No. 333-36523)).

  *4(g)       -      Purchase Agreement, dated as of August 7, 1997, among
                     Insilco and Goldman, Sachs & Co., McDonald & Company
                     Securities, Inc. and Citicorp Securities Inc. (the "Initial
                     Purchasers") (Exhibit 4(l) to the Registration Statement on
                     Form S-4 (File No. 333-36523)).

  *4(h)       -      Exchange and Registration Rights Agreement, dated as of
                     August 12, 1997, between Insilco and the Initial Purchasers
                     (Exhibit 4(m) to the Registration Statement on Form S-4
                     (File No. 333-36523)).

   4(i)       -      Second Supplemental Indenture, dated as of January 25,
                     1999, between Insilco and the Trustee.

 *10(a)       -      Insilco Holding Co. Direct Investment Program (Exhibit
                     4(c) to the Registration Statement on Form S-8 (File No.
                     333-61809) of Insilco Holding Co.).

  *10(b)      -      Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
                     Registration Statement on Form S-8 (File No. 333-61809) of
                     Insilco Holding Co.)**

  *10(c)      -      Insilco Holding Co. and Insilco Corporation Equity Unit
                     Plan (Exhibit 4(c) to the Registration Statement on Form
                     S-8 (File No. 333-61811) of Insilco Holding Co.)**

  *10(d)      -      Credit Agreement among Insilco and a syndicate of banks
                     and other financial institutions led by Donaldson, Lufkin &
                     Jenrette Securities Corporation, DLJ Capital Funding and
                     The First National Bank of Chicago (Exhibit 10.4 to the
                     Registration Statement on Form S-1 (File No. 333-71947)).

  *10(e)      -      Employment Agreement dated as of May 1, 1993 between
                     Insilco and Robert L. Smialek, as amended and restated
                     (Exhibit 10(k) to the Form 10/A, Amendment No.
                     1 to Form 10 (File No. 0-22098)).**

  *10(f)      -      Form of Indemnification Agreement adopted by Insilco as
                     of July 30, 1990, entered into between Insilco and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit
                     10(n) to the Form 10 (File No. 0-22098)).

  *10(g)      -      Form for Income Protection Agreement adopted by Insilco
                     as of December, 1996, entered into between Insilco and the officers identified in Exhibit 10(f) (Exhibit 10(h) to Form
                     10-K for the year ended December 31, 1996, (File No.
                     0-22098)).

  *10(h)      -      Extension Agreement between Insilco and Robert L. Smialek, dated May 1, 1996 (Exhibit 10(l) to the Form 10-K for the
                     Year Ended December 31, 1997 (File No. 0- 22098)).**

  *10(i)      -      Second Extension Agreement between Insilco and Robert L.
                     Smialek, dated September 25, 1997 (Exhibit 10(m) to the
                     Form 10-K for the Year Ended December 31, 1997 (File No.
                     0-22098)).**

  *10(j)      -      Purchase Agreement, between Insilco Corporation, Insilco
                     Holding Co. and Donaldson, Lufkin & Jenrette Securities
                     Corporation (Exhibit 10(a) to Form 10-Q filed by
                     Insilco on November 16, 1998).

  *21         -      Subsidiaries of Insilco (Exhibit 21 to the Registration
                     Statement on Form S-1 (File No. 333-51145)).

   23(a)             Consent of KPMG LLP

   24         -      Power of Attorney of officers and directors of Insilco
                     appearing on the signature page hereof.

  *25         -      Statement of Eligibility and Qualification Under the Trust
                     Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4 (File No. 333-36523)).

   27         -      Financial Data Schedule.

   99(a)      -      Schedule II - Valuation and Qualifying Accounts.

*    Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

(B)       REPORTS ON FORM 8-K

          A report, dated October 15, 1998, on Form 8-K was pursuant to Items 5 and 7 of that form.

          A report, dated October 29, 1998, on Form 8-K was filed pursuant to Items 5 and 7 of that form.

(C)       EXHIBITS

          The Exhibits to this report begin immediately following the Consolidated Financial Statements.

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


                                INSILCO CORPORATION

Date: March 29, 1999            By:  /S/ David A. Kauer
                                     ------------------
                                     David A. Kauer
                                     Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.


   Robert L. Smialek*         President, Chief Executive     )
 --------------------------   Officer and Director           )
  Robert L. Smialek          (Principal Executive Officer)   )

   David A. Kauer*            Vice President and Chief       )
   -----------------------    Financial Officer              )
   David A. Kauer             (Principal Accounting Officer)

   Thompson Dean*                                            )
   ----------------------                                    )
   Thompson Dean              Director                       )

   William F. Dawson*                                        ) March 29, 1999
   ---------------------
   William F. Dawson          Director                       )

    /s/ David A. Kauer
------------------------
By: *David A. Kauer
     Attorney-in-Fact

                      INSILCO CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Independent Auditors' Report                                              F-2


                 Consolidated Balance Sheets                                               F-3
                    - December 31, 1998
                    - December 31, 1997


                 Consolidated Statements of Operations                                     F-4
                    - Year ended December 31, 1998
                    - Year ended December 31, 1997
                    - Year ended December 31, 1996


                 Consolidated Statement of Stockholder's Equity (Deficit)
                    - For the years ended December 31, 1998, 1997 and 1996                 F-5


                 Consolidated Statements of Cash Flows                                     F-7
                    - Year ended December 31, 1998
                    - Year ended December 31, 1997
                    - Year ended December 31, 1996


                 Notes to Consolidated Financial Statements                                F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Insilco Corporation:

We have audited the consolidated financial statements of Insilco Corporation and subsidiaries as listed in the accompanying index. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Columbus, Ohio                                   KPMG LLP
February 10, 1999, except as
to the first paragraph of
Note 7, which is as
of March 26, 1999

                      INSILCO CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                        (In thousands, except share data)

                        ASSETS                                                        1998          1997
                        ------                                                        ----          ----
Current assets:
   Cash and cash equivalents                                                       $   7,430       10,651
   Trade receivables, net                                                             74,969       67,209
   Other receivables                                                                   4,337        3,477
   Receivables from related party                                                      4,882         --
   Inventories, net                                                                   64,565       60,718
   Deferred taxes                                                                      6,143          277
   Prepaid expenses and other current assets                                           4,387        2,716
                                                                                   ---------    ---------

      Total current assets                                                           166,713      145,048

Property, plant and equipment, net                                                   114,756      113,971
Deferred taxes                                                                         1,517        1,054
Other assets and deferred charges                                                     40,040       42,600
                                                                                   ---------    ---------

      Total assets                                                                 $ 323,026      302,673
                                                                                   =========    =========

       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
       ----------------------------------------------

Current liabilities:
   Current portion of long-term debt                                               $   1,265        1,684
   Accounts payable                                                                   34,513       39,757
   Customer deposits                                                                  24,981       20,346
   Accrued expenses and other                                                         38,712       43,753
                                                                                   ---------    ---------

      Total current liabilities                                                       99,471      105,540

Long-term debt, excluding current portion                                            311,144      256,059
Other long-term obligations, excluding current portion                                46,329       43,402
Loan due Insilco Holding Co.                                                           2,991         --
                                                                                   ---------    ---------

      Total liabilities                                                              459,935      405,001
                                                                                   ---------    ---------


Stockholder's equity (deficit):
   Common stock, $.001 par value; 1,000 shares authorized;
    100 shares issued and outstanding, 15,000,000 shares
    authorized in 1997, 4,548,373 shares issued and
    4,080,693 shares outstanding                                                        --              5
   Treasury stock, at cost                                                              --        (16,268)
   Additional paid-in capital                                                          3,925         --
   Accumulated deficit                                                              (135,736)     (82,756)
   Accumulated other comprehensive income                                             (5,098)      (3,309)
                                                                                   ---------    ---------

      Total stockholder's equity (deficit)                                          (136,909)    (102,328)
                                                                                   ---------    ---------

Commitments and contingencies (See Notes 10, 13 and 17)

      Total liabilities and stockholder's equity (deficit)                         $ 323,026      302,673
                                                                                   =========    =========





See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                 1998           1997         1996
                                                                 ----           ----         ----
Sales                                                          $ 535,629      528,233      492,405
Cost of products sold                                            383,269      370,845      344,912
Depreciation and amortization                                     20,159       18,377       15,357
Selling, general and administrative expenses                      91,488       87,909       82,203
Merger expenses                                                   20,890         --           --
Severance and write-downs                                          2,542         --          1,500
                                                               ---------    ---------    ---------

      Operating income                                            17,281       51,102       48,433
                                                               ---------    ---------    ---------

Other income (expense):
   Interest expense                                              (29,198)     (20,562)     (18,378)
   Interest income                                                   979        2,837          724
   Equity in net income of Thermalex                               2,850        2,647        2,922
   Other income, net                                               3,027          794        4,784
                                                               ---------    ---------    ---------

      Total other expense                                        (22,342)     (14,284)      (9,948)
                                                               ---------    ---------    ---------

      Income (loss) from continuing operations before income
       taxes and extraordinary item                               (5,061)      36,818       38,485

Income tax benefit (expense)                                         868      (13,404)     (13,272)
                                                               ---------    ---------    ---------

      Income (loss) from continuing operations before
       extraordinary item                                         (4,193)      23,414       25,213

Discontinued operations, net of tax:
   Income from operations                                           --          1,170        8,741
   Gain on disposal                                                 --         57,788        5,099
                                                               ---------    ---------    ---------

      Income from discontinued operations                           --         58,958       13,840
                                                               ---------    ---------    ---------

      Income (loss) before extraordinary item                     (4,193)      82,372       39,053

Extraordinary items, net of tax                                   (5,888)        (728)        --
                                                               ---------    ---------    ---------

      Net income (loss)                                        $ (10,081)      81,644       39,053
                                                               =========    =========    =========









See accompanying notes to consolidated financial statements.

                     INSILCO CORPORATION AND SUBSIDIARIES

           Consolidated Statement of Stockholder's Equity  (Deficit)
             For the Years Ended December 31, 1998, 1997 and 1996
                                (In thousands)

                                                                                                         Accumulated      Total
                                                                               Additional                   Other      Stockholder's
                                                    ------------------------------------------------  ------------------------------
                                                     Common Stock    Treasury  Paid-in   Accumulated     Comprehensive   Equity
                                                    Par Value $.001   Stock    Capital     Deficit          Income      (Deficit)
                                                    ---------------  --------  --------   --------         --------     --------

Balance at December 31, 1995                           $     10        (6,813)   67,192    (76,168)            --         (15,779)

   Comprehensive income:
      Net income                                           --            --        --       39,053             --          39,053
      Other comprehensive income:
         Foreign currency translation adjustment           --            --        --         --               (244)         (244)
                                                                                                                         --------
   Total comprehensive income                                                                                              38,809
                                                                                                                         --------
   Tax benefit from reduction of valuation
     allowance for deferred tax assets                     --            --      10,237       --               --          10,237
   Purchase of treasury stock                              --          (3,932)     --         --               --          (3,932)
   Restricted stock                                        --            --       3,300       --               --           3,300
   Issuance of shares upon exercise
    of stock options                                       --            --       1,071       --               --           1,071
   Reserved shares                                         --            --        (706)      --               --            (706)
   Tax benefit from exercise of stock options              --            --         402       --               --             402
                                                       --------      --------  --------   --------         --------      --------

Balance at December 31, 1996                                 10       (10,745)   81,496    (37,115)            (244)       33,402


   Comprehensive income:
      Net income                                           --            --        --       81,644             --          81,644
      Other comprehensive income:
         Foreign currency translation adjustment           --            --        --         --             (3,065)       (3,065)
                                                                                                                         --------
   Total comprehensive income                                                                                              78,579
                                                                                                                         --------
   Repurchase of shares                                      (5)         --     (92,710)  (127,285)            --        (220,000)
   Costs of Tender Offer                                   --            --        (889)      --               --            (889)
   Purchase of treasury stock                              --          (5,523)     --         --               --          (5,523)
   Restricted stock                                        --            --         571       --               --             571
   Issuance of shares upon exercise of stock options       --            --       8,255       --               --           8,255
   Tax benefit from exercise of stock options              --            --       3,277       --               --           3,277
                                                       --------      --------  --------   --------         --------      --------

Balance at December 31, 1997                                  5       (16,268)     --      (82,756)          (3,309)     (102,328)



See accompanying notes to consolidated financial statements.

                     INSILCO CORPORATION AND SUBSIDIARIES

           Consolidated Statement of Stockholder's Equity (Deficit)
             For the Years Ended December 31, 1998, 1997 and 1996
                                (In thousands)
                                 (continued)

                                                                                                           Accumulated   Total
                                                    -------------------------------------------------------------------------------
                                                                               Additional                     Other     Stockholders
                                                      Common Stock    Treasury  Paid-in     Accumulated   Comprehensive  Equity
                                                     Par Value $.001   Stock    Capital       Deficit         Income      (Deficit)
                                                     --------------- --------- ---------- -------------- --------------- ----------

Balance at December 31, 1997                                  5       (16,268)      --          (82,756)       (3,309)    (102,328)

   Comprehensive income:
       Net loss                                            --            --         --          (10,081)         --        (10,081)
       Other Comprehensive income:
            Foreign currency translation adjustment        --            --         --             --              16           16
            Minimum pension liability adjustment,
              net of tax of $1,130                         --            --         --             --          (1,805)      (1,805)
                                                                                                                          --------
   Total comprehensive income                                                                                              (11,870)
                                                                                                                          --------
   Merger Eliminations (Note 1)                              (5)       16,268     (4,220)       (12,043)         --           --
   Dividend to Insilco Holding Co. (Note 1)                --            --         --          (30,856)         --        (30,856)
   Equity investment by Insilco Holding Co.
    (Note 1)                                               --            --        3,668           --            --          3,668
   Issuance of shares upon exercise of stock
    options                                                --            --        3,281           --            --          3,281
   Issuance of warrants                                    --            --          257           --            --            257
   Tax benefit from exercise of stock options              --            --          939           --            --            939
                                                       --------      --------   --------       --------      --------     --------

Balance at December 31, 1998                           $   --            --        3,925       (135,736)       (5,098)    (136,909)
                                                       ========      ========   ========       ========      ========     ========


See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                      1998          1997         1996
                                                                      ----          ----         ----

Cash flows from operating activities:
     Net income (loss)                                              $ (10,081)      81,644       39,053
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                   20,159       18,377       15,357
       Deferred tax expense (benefit)                                  (5,388)      11,679       11,667
       Other noncash charges and credits                                5,172         (127)      (4,904)
     Changes in operating assets and liabilities:
       Receivables                                                     (7,224)      (1,297)      (3,370)
       Inventories                                                     (2,360)      (3,304)         791
       Payables and other                                               4,027       10,171       (1,371)
     Discontinued operations                                             --        (71,632)      (1,800)
                                                                    ---------    ---------    ---------


             Net cash provided by operating activities                  4,305       45,511       55,423
                                                                    ---------    ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                             (20,155)     (23,583)     (20,009)
     Acquisitions of businesses, net of cash acquired                  (2,308)        --        (37,726)
     Other investing activities                                          (903)       6,190        8,704
     Proceeds from divestitures, net                                     --        112,610       21,818
     Discontinued operations                                             --           --         (2,570)
                                                                    ---------    ---------    ---------

             Net cash provided by (used in) investing activities      (23,366)      95,217      (29,783)
                                                                    ---------    ---------    ---------

Cash flows from financing activities:
    Sale (retirement) of 10 1/4% Notes                               (148,474)     150,000         --
    Borrowings (repayments) of Revolving Facility                     (41,498)      64,759         --
    Dividend to Insilco Holding Co.                                   (30,856)        --           --
    Debt issuance and tender costs                                    (12,415)     (10,689)        --
    Payment of prepetition liabilities                                 (2,735)      (2,811)      (2,862)
    Funds deposited in excess of retired 10 1/4% Notes                 (2,032)        --           --
    Borrowing (retirement) of Term Facility                           123,825     (117,246)     (26,330)
    Proceeds from 12% Notes and warrants                              120,000         --           --
    Equity investment by Insilco Holding Co.                            3,668         --           --
    Proceeds from stock option exercise                                 3,281        4,618        1,071
    Loan from Insilco Holding Co.                                       2,991         --           --
    Repurchase of shares                                                 --       (220,000)        --
    Purchase of treasury stock                                           --         (1,887)      (3,932)
                                                                    ---------    ---------    ---------

             Net cash provided by (used in) financing activities       15,755     (133,256)     (32,053)
                                                                    ---------    ---------    ---------

Effect of exchange rate changes on cash                                    85         (302)        --
                                                                    ---------    ---------    ---------


             Net increase (decrease) in cash and cash equivalents      (3,221)       7,170       (6,413)

Cash and cash equivalents at beginning of period                       10,651        3,481        9,894
                                                                    ---------    ---------    ---------

Cash and cash equivalents at end of period                          $   7,430       10,651        3,481
                                                                    =========    =========    =========

Supplemental information - cash paid for:
     Interest, net of capitalized amount                            $  31,744       13,305       17,820
                                                                    =========    =========    =========

     Income taxes paid (refunded)                                   $  (4,908)       7,062        2,081
                                                                    =========    =========    =========

See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

(1)    HISTORY OF THE COMPANY

       Insilco Corporation (the "Company"), a Delaware corporation, is a diversified producer of automotive, telecommunications and electronics components and is a specialty publisher of student yearbooks. On August 17, 1998, through a series of transactions, the Company became a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and consolidated group for tax purposes. The Company is however required to report separate consolidated financial information under the Securities Exchange Act of 1934 because the Company's 10 1/4% Senior Subordinated Notes (the "10 1/4% Notes") are registered debt securities under the Securities Act of 1933 and the 12% Senior Subordinated Notes (the "12% Notes"), which were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act, are expected to be declared effective by the Securities and Exchange Commission in the near term.

       The transactions completed on August 17, 1998 included, among other things, the formation by Insilco Holding Co. (then a wholly owned subsidiary of the Company) of a wholly owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into the Company (the "Reorganization Merger"), pursuant to which each stockholder of the Company had his or her shares of the Company converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of the Company.

       Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners, II, L.P. ("DLJMB"), merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and
       0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of the Company, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock.

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

       Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of the Company granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase $1,009,000 of equity and $2,657,000 of equity units of Holdings.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share,
       (ii) the issuance by Silkworm to the DLJMB Funds, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger), (iii) the issuance by Holdings to the DLJMB Funds, for an aggregate consideration of $35.0 million, of 1,400,000 shares of the Holding's 15% Senior Exchangeable Preferred Stock due 2012 ("PIK Preferred Stock") and the DLJMB Warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "1997 Credit Facility"). In addition, the Company paid a cash dividend to Holdings of $30.9 million following the Mergers.

       The Company incurred $20,890,000 of costs related to the Merger in 1998.

       Discontinued Operations

       On March 5, 1997, the Company completed the sale of its Office Products Business, a significant line of business within the Company's Office Products/Specialty Publishing Group, with the divestiture of its traditional office products business (the "Rolodex Business") for $112,610,000, net of transaction costs, which resulted in a net gain of $57,788,000, net of taxes of $37,213,000. The divestiture of the Rolodex Business was preceded in 1996 by the divestiture of the Rolodex electronics product line ("Rolodex Electronics") and the Company's computer accessories business, Curtis Manufacturing Co., Inc. ("Curtis"). The proceeds from these sales aggregated $21,818,000.

       The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Office Products Business as a discontinued operation. Revenues associated with the discontinued Office Products Business for the years 1997 and 1996 were $10,797,000 and $80,069,000, respectively. At December 31, 1996, the current and non-current net assets of the Office Products Business were $6,531,000 and $8,934,000, respectively.

       Acquisitions

       In 1996, the Company acquired Great Lake, Inc. ("Great Lake"), which serves the automotive, heavy truck and industrial manufacturing radiator replacement market and the automotive aluminum tube business of Helmut Lingemann GmbH & Co. (the "Lingemann Business") for approximately $37,726,000 in the aggregate including transaction fees and expenses. The Lingemann transactions include the purchase of stock of Lingemann's German subsidiary, ARUP Alu-Rohr und-Profil GmbH, and the automotive aluminum tube business assets of its Duncan, South Carolina based Helima-Helvetion International, Inc. This cash transaction was financed principally from borrowings under the Company's prior bank credit agreement (See Note 7).

       These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the period subsequent to their

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       acquisition dates. (See Note 20 for pro forma results). The fair value of the assets acquired totaled $47,478,000 and the liabilities assumed totaled $9,752,000.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. The Company's investments in companies for which the Company does not have operational control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

             PRO FORMA RESULTS OF OPERATIONS

             In 1998 the Company completed the Mergers (see Note 1). In addition, during 1997, the Company completed a Share Repurchase of approximately 59% of its outstanding shares partially with the proceeds from the divestiture of its traditional office products business (see Note 1) and partially through the issuance of subordinated notes and refinancing of its bank credit agreement (see Note 7). These transactions affect the comparability of the Company's financial position, results of operations and cash flows for 1998 compared to prior periods. As a result of these transactions, the Company has presented pro forma results of operations for 1998 and 1997 as if all of these transactions except the divestiture of the Office Products Business (which is being accounted for as a discontinued operation) occurred at the beginning of the respective periods in Note 20.

             CASH EQUIVALENTS

             Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

             TRADE RECEIVABLES

             Trade receivables are presented net of allowances for doubtful accounts and sales returns of $2,780,000 and $2,132,000 at December 31, 1998 and 1997, respectively.

             INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out cost method.

             PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the assets' estimated useful lives, which is 25 years for new buildings and ranges from 3 to 9 years for machinery and equipment.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             DEFERRED FINANCING COSTS

             Deferred financing costs are being amortized using the effective interest method over the life of the related debt.

`            GOODWILL

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

             INTEREST RATE HEDGES

             The Company periodically uses interest rate hedges to limit its exposure to the interest rate risk associated with its floating rate long-term bank debt. Unamortized premium related to purchased interest rate caps is included in other assets in the balance sheet and is amortized using the interest method over the life of the related agreements. Amounts received under cap agreements and net amounts received (or paid) under swap agreements are recorded as a reduction (addition) to interest expense. As of December 31, 1998, the Company had no interest rate derivative instruments to manage exposure to interest changes.

             ENVIRONMENTAL REMEDIATION AND COMPLIANCE

             Environmental remediation and compliance expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

             FAIR VALUE OF FINANCIAL INSTRUMENTS

             Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 1998. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See Note 8).

             INCOME TAXES

             Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

             ESTIMATES

             In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             reported in the financial statements and therefore actual results may ultimately differ from those estimates.

             RECLASSIFICATIONS

             Certain 1997 and 1996 amounts have been reclassified to conform with 1998 presentation.

             IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

             In January 1998, the Company adopted Statement No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and most other non-owner changes in equity. In addition, in January 1998, the Company adopted Statement No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Post-retirement Benefits", which revises employer disclosure about pension plans and other post-retirement benefits. SFAS 132 does not change the method of accounting for such plans. Prior year amounts in the notes to the consolidated financial statements have been reclassified to conform to the requirements of SFAS 132.

             On January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (See Note 18).

             In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)    INVENTORIES

       A summary of inventories at December 31 follows (in thousands):

                                                        1998             1997
                                                        ----             ----
Raw materials and supplies                            $  27,238          25,396
Work in process                                          23,559          23,427
Finished goods                                           13,768          11,895
                                                      ---------       ---------

                                                      $  64,565          60,718
                                                      =========       =========

(4)     PROPERTY, PLANT AND EQUIPMENT

       A summary of property, plant and equipment at December 31 follows (in thousands):

                                                         1998            1997
                                                      ---------       ---------
Land                                                  $   6,285           6,267
Buildings                                                37,311          33,718
Machinery and equipment                                 151,714         137,310
                                                      ---------       ---------

                                                        195,310         177,295
     Less accumulated depreciation                      (80,554)        (63,324)
                                                      ---------       ---------

                                                      $ 114,756         113,971
                                                      =========       =========

(5)     OTHER ASSETS

       A summary of other assets at  December 31 follows (in thousands):

                                                        1998             1997
                                                      ---------       ---------

Goodwill, net                                         $  13,566          13,408
Equity investment in Thermalex                            8,412           9,736
Deferred financing costs                                 10,196           9,246
Cash surrender value of life insurance                    1,758           4,636
Other                                                     6,108           5,574
                                                      ---------       ---------

                                                      $  40,040          42,600
                                                      =========       =========

       Thermalex, Inc. ("Thermalex") is a joint venture, formed in 1985 between a subsidiary of the Company and Mitsubishi Aluminum, Ltd., which sells aluminum extruded products to the automobile industry. The Company received $1,324,000 and $1,461,000 of dividend distributions from Thermalex in 1998 and 1997, respectively.

       Sales for Thermalex for the years ended December 31, 1998, 1997 and 1996 were $49,547,000, $47,152,000 and $48,057,000, respectively. Net income for the years ended December 31, 1998, 1997 and 1996 was $5,699,000, $5,294,000 and $5,844,000, respectively. Total assets were $35,717,000 and $36,348,000 at December 31, 1998 and 1997, respectively. Stockholders' equity was $16,828,000 and $19,475,000 at December 31, 1998 and 1997, respectively.

                                       INSILCO CORPORATION AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

(6)      ACCRUED EXPENSES AND OTHER

       A summary of accrued expenses and other at December 31 follows (in thousands):

                                                           1998           1997
                                                           ----           ----
Salaries and wages payable                             $   7,977          9,445
Pension                                                    8,837          5,523
Accrued interest payable                                   4,227          8,038
Current portion of the long term obligations               1,945          5,393
Accrued taxes payable                                      1,623          1,112
Other accrued expenses                                    14,103         14,242
                                                       ---------      ---------

                                                       $  38,712         43,753
                                                       =========      =========

(7)      LONG-TERM DEBT AND WARRANTS

         A summary of long-term debt at December 31 follows (in thousands):

                                                            1998           1997
                                                       ---------      ---------
Term Facility                                          $ 125,000           --
12% Senior Subordinated Notes                            119,747           --
Revolving Facility                                        44,922         87,500
Alternative currency borrowings                           21,000         18,348
10 1/4% Senior Subordinated Notes                          1,526        150,000
Miscellaneous                                                214          1,895
                                                       ---------      ---------

                                                         312,409        257,743
   Less current portion                                   (1,265)        (1,684)
                                                       ---------      ---------

                                                       $ 311,144        256,059
                                                       =========      =========

       As a result of the Merger (see Note 1), the Company was required to make an Offer to Purchase, as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture"), for the entire $150 million of outstanding 10 1/4% Notes, which were issued on August 12, 1997, at 101% of their aggregate principal amount, plus accrued interest. Through March 26, 1999, the Company repurchased $149,974,000 of the 10 1/4% Notes.

       On November 9, 1998, the Company completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 (the "12% Notes") with 120,000 warrants to purchase 62,400 of Holdings common stock shares at $45 per share. The net proceeds of $116.4 million, after payment of $3.6 million in underwriting fees to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and other expenses, was used (along with borrowings from the credit facilities) to fund the repurchase of the 10 1/4% Notes. As of December 31, 1998, all of the 120,000 warrants to purchase 62,400 shares of Holdings' Common Stock at a purchase price of $45.00 per share remained outstanding and expire on August 1, 2010.

       On November 24, 1998, the Company amended and restated its Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for two credit facilities (the "Credit Facilities"): a $175 million, 4.8 year senior secured revolving loan ("Revolving Facility") and a $125 million, 7 year senior secured amortizing term loan ("Term Facility").

       In 1998, the Company recorded an extraordinary charge of $5,888,000, (net of a tax benefit of

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       $3,958,000) related to the write-off of deferred financing costs associated with its 1997 Bank Credit Agreement and 10 1/4% Notes.

       The Revolving Facility provides for a $50 million sublimit for issuance of letters of credit and a $40 million sublimit for alternative currency borrowings. The Revolving Facility is permanently reduced by $17.5 million per year in July 2001 and July 2002.

       The Term Facility is subject to mandatory quarterly prepayments of $312,500 for the first six years and quarterly payments of approximately $29.4 million in the seventh year.

       Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or The First National Bank of Chicago's Base Rate, plus an applicable margin. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At December 31, 1998, the applicable margin for the Term Facility and the Revolving Facility were LIBOR plus 3.75% and LIBOR plus 3.00%, respectively. The unused commitment fee at December 31, 1998 was 0.625%. The applicable margins and unused commitment fee are fixed through May 1999 and thereafter are determined by the Company's leverage ratio.

       Both the Term Facility and Revolving Facility are subject to mandatory prepayments due to, but not limited to, 100% of the net cash proceeds from assets sales and issuance of debt and 50% of the net cash proceeds from the issuance of equity.

       The Credit Facilities are guaranteed by the Company and by all of the Company's present and future domestic subsidiaries. The obligations thereunder are secured by (i) all of the common stock of the Company;
       (ii) all or a substantial portion of the common stock or other interests in the Company's present and future subsidiaries; (iii) the present and future property and assets, including all accounts receivable, inventory, equipment, fixtures, patents, trademarks and specified real property of the Company and its present and future domestic subsidiaries (subject to certain qualifications and exceptions); and, (iv) a collateral assignment of intercompany notes and junior security agreements securing all obligations of the domestic subsidiaries to the Company.

       The Credit Facilities contain certain consolidated financial covenants including, but not limited to, covenants related to maximum leverage ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, and a limit on annual capital expenditures. The Credit Facilities also contain certain negative covenants typical of credit agreements of this type including, but not limited to a prohibition on the ability of the Company and its domestic subsidiaries to incur additional indebtedness in excess of certain agreed upon amounts, the ability to make investments other than permitted investments, and restricts the Company and its subsidiaries from paying any dividends, redeem or repurchase or acquire any of the Company or Holdings shares or pay any principal, premium or interest (in excess of certain agreed upon amounts) on any subordinated obligations.

       The Company was in compliance with the covenants of its Credit Facilities as of December 31, 1998.

       As of December 31, 1998, under the sublimit for alternative currency borrowings, the Company had borrowed $21.0 million (35.0 million German Deutsche Marks). The Company's alternative currency

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       borrowing is designed to hedge the Company's net investment in its German operations. The change, if any, to the net investment as a result of foreign currency fluctuations is included in stockholders' equity as a foreign currency translation adjustment. The alternative currency borrowing is denominated in German Deutsche Marks and bears interest based on one to six month German LIBOR rates plus an applicable margin based on the Company's leverage ratio (such LIBOR rates approximated 3.22% to 3.25% at December 31, 1998).

       In 1997, the Company refinanced its then existing debt under a six year $200 million amended and restated credit agreement (the "1997 Bank Credit Agreement") which provided for the 1997 Credit Facility.

       In 1997, proceeds from the 1997 Bank Credit Agreement were used to prepay amounts outstanding under the prior bank credit agreement. As a result of the prepayment, the Company recorded an extraordinary charge of $728,000 (net of a tax benefit of $465,000) due to expensing the related unamortized debt financing costs.

(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follow (in thousands):


                                                 1998                       1997
                                        ----------------------     -----------------------
                                                    Estimated                    Estimated
                                        Book Value  Fair Value     Book Value    Fair Value
                                        ----------  ----------     ---------     ---------
Debt:
   12% Senior Subordinated Notes        $119,747       123,600          --            --
    10 1/4% Senior Subordinated
     Notes                                 1,526         1,541      $150,000       154,500
    Bank revolving credit facility        65,922        65,922       105,848       105,848
    Bank term loan                       125,000       125,000          --            --
    Miscellaneous                            214           214         1,895         1,895
                                        --------      --------      --------      --------

                                        $312,409       316,277      $257,743       262,243
                                        ========      ========      ========      ========
Hedges:
    Interest rate                       $   --            --        $   --             423
                                        ========      ========      ========      ========


       The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss. The Company manages counterparty credit risk by only entering into derivative transactions with high quality financial institutions that, because of their credit profile, are expected to perform under the terms associated with such transactions.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)    GUARANTOR SUBSIDIARIES

       In connection with the November 1998 sale of $120 million of 12% Notes, the Company permitted its wholly-owned domestic subsidiaries ("Guarantors") to unconditionally guarantee the 12% Notes on a senior subordinated basis.

       The guarantees are general unsecured obligations of the Guarantors, are subordinated in right of payment to all existing and future senior indebtedness of the guarantors (including indebtedness of the Credit Facilities) and will rank senior in right of payment to any future subordinated indebtedness of the Guarantors. The following condensed consolidating financial information of the Company includes the accounts of the Guarantors, the combined accounts of the non-guarantors and the Company for the periods indicated. Separate financial statements of each of the Guarantors are not presented because management has determined that such information is not material in assessing the Guarantors.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet
                                December 31, 1998
                                 (In thousands)


                                                                                Non
Assets                                           Insilco      Guarantors     Guarantors   Consolidated
------                                          ---------     ----------     ----------   ------------
Current assets:
   Cash and cash equivalents                    $   6,472             23           935         7,430
   Accounts receivable                              2,131         76,899         5,158        84,188
   Inventories                                       --           61,178         3,387        64,565
   Deferred taxes                                   6,143           --            --           6,143
   Prepaid expenses and other                         838          3,506            43         4,387
                                                ---------      ---------     ---------     ---------

        Total current assets                       15,584        141,606         9,523       166,713

Property, plant and equipment, net                    208        103,061        11,487       114,756
Deferred taxes                                      1,517           --            --           1,517
Other assets and deferred charges                  14,035         22,463         3,542        40,040
                                                ---------      ---------     ---------     ---------

        Total assets                            $  31,344        267,130        24,552       323,026
                                                =========      =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
   Current portion of long-term
    debt                                        $   1,250             15          --           1,265
   Accounts payable                                  --           31,097         3,416        34,513
   Customer deposits                                 --           24,981          --          24,981
   Accrued expenses and other                      12,411          5,360        20,941        38,712
                                                ---------      ---------     ---------     ---------

        Total current liabilities                  13,661         61,453        24,357        99,471

Long-term debt, less current portion              310,945            199          --         311,144
Other long-term obligations, excluding
  current portion                                  13,243         32,938           148        46,329
Intercompany payable                              (79,887)        82,878          --           2,991
                                                ---------      ---------     ---------     ---------

        Total liabilities                         257,962        177,468        24,505       459,935

Stockholder's equity (deficit)                   (226,618)        89,662            47      (136,909)
                                                ---------      ---------     ---------     ---------

        Total liabilities and stockholder's
          equity (deficit)                      $  31,344        267,130        24,552       323,026
                                                =========      =========     =========     =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet
                                December 31, 1997
                                 (In thousands)


                                                                                 Non
Assets                                          Insilco        Guarantors      Guarantors  Consolidated
------                                          -------        ----------      ----------  ------------
Current assets:
   Cash and cash equivalents                    $   9,809           (185)         1,027         10,651
   Accounts receivable                                190         65,879          4,617         70,686
   Inventories                                       --           56,940          3,778         60,718
   Deferred taxes                                     277           --             --              277
   Prepaid expenses and other                         767          1,872             77          2,716
                                                ---------      ---------      ---------      ---------

        Total current assets                       11,043        124,506          9,499        145,048

Property, plant and equipment, net                    228        103,147         10,596        113,971
Deferred taxes                                      1,054           --             --            1,054
Other assets and deferred charges                  15,608         23,531          3,461         42,600
                                                ---------      ---------      ---------      ---------

        Total assets                            $  27,933        251,184         23,556        302,673
                                                =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
   Current portion of long-term debt            $     520          1,164           --            1,684
   Accounts payable                                  --           37,087          2,670         39,757
   Customer deposits                                 --           19,234          1,112         20,346
   Accrued expenses and other                      19,134          2,915         21,704         43,753
                                                ---------      ---------      ---------      ---------

        Total current liabilities                  19,654         60,400         25,486        105,540

Long-term debt, less current portion              255,848            211           --          256,059
Other long-term obligations, excluding
  current portion                                   5,957         37,040            405         43,402
Intercompany payable                              (58,541)        58,541           --             --
                                                ---------      ---------      ---------      ---------

        Total liabilities                         222,918        156,192         25,891        405,001

Stockholders' equity (deficit)                   (194,985)        94,992         (2,335)      (102,328)
                                                ---------      ---------      ---------      ---------

        Total liabilities and stockholders'
          equity (deficit)                      $  27,933        251,184         23,556        302,673
                                                =========      =========      =========      =========

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1998
                                 (In Thousands)

                                                                             Non
                                              Insilco      Guarantors     Guarantors  Consolidated
                                              -------      ----------     ----------  ------------
Sales                                        $   --         503,471        32,158       535,629
Cost of products sold                            --         357,893        25,376       383,269
Depreciation and amortization                      72        18,265         1,822        20,159
Selling, general and administrative
  expenses                                     10,287        79,686         2,850        92,823
Merger fees and restructuring charges          20,890         1,207          --          22,097
                                             --------      --------      --------      --------

      Operating income (loss)                 (31,249)       46,420         2,110        17,281

Other income expense:
   Interest expense                           (28,652)         (513)          (33)      (29,198)
   Interest income                                895            34            50           979
   Other income, net                            3,136         2,366           375         5,877
                                             --------      --------      --------      --------

      Income (loss) before income taxes
        and extraordinary item                (55,870)       48,307         2,502        (5,061)

Income tax benefit (expense)                   15,811       (15,272)          329           868
                                             --------      --------      --------      --------

      Income (loss) before extraordinary
        item                                  (40,059)       33,035         2,831        (4,193)


Extraordinary item, net of tax                 (5,888)         --            --          (5,888)
                                             --------      --------      --------      --------



      Net income (loss)                      $(45,947)       33,035         2,831       (10,081)
                                             ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1997
                                 (In Thousands)


                                                                         Non
                                             Insilco     Guarantors    Guarantors       Consolidated
                                             -------     ----------    ----------       ------------
Sales                                       $   --         502,475        25,758       528,233
Cost of products sold                           --         351,178        19,667       370,845
Depreciation and amortization                     89        16,267         2,021        18,377
Selling, general and administrative
  expenses                                     9,249        75,677         2,983        87,909
                                            --------      --------      --------      --------

      Operating income (loss)                 (9,338)       59,353         1,087        51,102

Other income expense:
   Interest expense                          (19,969)         (501)          (92)      (20,562)
   Interest income                             2,747            26            64         2,837
   Other income, net                             548         2,699           194         3,441
                                            --------      --------      --------      --------

      Income (loss) from continuing
       operations before income taxes
       and extraordinary item                (26,012)       61,577         1,253        36,818

Income tax benefit (expense)                   6,849       (20,252)           (1)      (13,404)
                                            --------      --------      --------      --------

      Income (loss) from continuing
        operations before extraordinary
        item                                 (19,163)       41,325         1,252        23,414

Discontinued operations                       57,788         1,170          --          58,958
                                            --------      --------      --------      --------

      Income before extraordinary
        item                                  38,625        42,495         1,252        82,372

Extraordinary item, net of tax                  (728)         --            --            (728)
                                            --------      --------      --------      --------

      Net income                            $ 37,897        42,495         1,252        81,644
                                            ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 1998
                                 (In thousands)


                                                                                          Non
                                                            Insilco       Guarantors    Guarantors        Total
                                                            -------       ----------    ----------        -----

Net cash provided by (used in)
 operating activities                                      $ (50,773)        53,382          1,696          4,305
                                                           ---------      ---------      ---------      ---------

Cash flows used in investing activities:
   Capital expenditures, net                                     (50)       (19,358)          (747)       (20,155)
   Acquisitions, net of cash                                  (2,308)          --             --           (2,308)
   Other investing activities                                   (903)          --             --             (903)
                                                           ---------      ---------      ---------      ---------

      Net cash used in investing
       activities                                             (3,261)       (19,358)          (747)       (23,366)
                                                           ---------      ---------      ---------      ---------

Cash flows provided by (used in) financing activities:
   Retirement of 10 1/4% Notes                              (148,474)                                    (148,474)
   Repayment of revolving credit facility                    (41,498)          --             --          (41,498)
   Dividend to Insilco Holding Co.                           (30,856)          --             --          (30,856)
   Debt issuance costs                                       (12,415)          --             --          (12,415)
   Payment of prepetition liabilities                         (2,735)          --             --           (2,735)
   Funds deposited in excess of retired
    10 1/4% Notes                                             (2,032)                         --           (2,032)
   Intercompany transfer of funds                             33,767        (33,767)          --             --
   Borrowing (repayment) of long term
     debt                                                    125,000            (49)        (1,126)       123,825
   Proceeds from 12% Notes and
    warrants                                                 120,000           --             --          120,000
   Issuance of common stock                                    3,668           --             --            3,668
   Proceeds from stock option exercise                         3,281                                        3,281
   Loan from Insilco Holding Co.                               2,991           --             --            2,991
                                                           ---------      ---------      ---------      ---------

         Net cash provided by (used in)
           financing activities                               50,697        (33,816)        (1,126)        15,755
                                                           ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                         --             --               85             85
                                                           ---------      ---------      ---------      ---------

         Net increase (decrease) in cash
           and cash equivalents                               (3,337)           208            (92)        (3,221)

Cash and cash equivalents at
 beginning of period                                           9,809           (185)         1,027         10,651
                                                           ---------      ---------      ---------      ---------

Cash and cash equivalents at end of
 period                                                    $   6,472             23            935          7,430
                                                           =========      =========      =========      =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                 Condensed Consolidating Statement of Cash Flows
                          Year Ended December 31, 1997
                                 (In thousands)

                                                                                           Non
                                                            Insilco      Guarantors     Guarantors       Total
                                                            -------      ----------     ----------       -----

Net cash provided by (used in)
 operating activities                                      $ (27,771)        73,067            215         45,511
                                                           ---------      ---------      ---------      ---------

Cash flows used in investing activities:
   Capital expenditures, net                                     (62)       (22,182)        (1,339)       (23,583)
   Other investing activities                                  6,190           --             --            6,190
   Proceeds from divestiture, net                            112,610           --             --          112,610
                                                           ---------      ---------      ---------      ---------

Net cash provided by (used in) investing
 activities                                                  118,738        (22,182)        (1,339)        95,217
                                                           ---------      ---------      ---------      ---------

Cash flows provided by (used in) financing activities:
   Repurchase of shares                                     (220,000)                                    (220,000)
   Repayment of long-term debt                              (116,677)          (569)          --         (117,246)
   Debt issuance and tender costs                            (10,689)          --             --          (10,689)
   Payment of prepetition liabilities                         (2,811)          --             --           (2,811)
   Purchase of treasury stock                                 (1,887)          --             --           (1,887)
   Intercompany transfer of funds                             49,507        (49,507)          --             --
   Proceeds from 10 1/4% Notes                               150,000           --             --          150,000
   Proceeds from revolving credit facility                    64,759           --             --           64,759
   Proceeds from stock option exercise                         4,618                                        4,618
                                                           ---------      ---------      ---------      ---------

         Net cash used in financing
           activities                                        (83,180)       (50,076)          --         (133,256)
                                                           ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                         --             --             (302)          (302)
                                                           ---------      ---------      ---------      ---------

         Net increase (decrease) in cash
              and cash equivalents                             7,787            809         (1,426)         7,170

Cash and cash equivalents at
 beginning of period                                           2,022           (994)         2,453          3,481
                                                           ---------      ---------      ---------      ---------

Cash and cash equivalents at end of
 period                                                    $   9,809           (185)         1,027         10,651
                                                           =========      =========      =========      =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)   OTHER LONG-TERM LIABILITIES

       A summary of other long-term liabilities at December 31 follows (in thousands):

                                                             1998        1997
                                                             ----        ----

Post-retirement benefits, other than pensions (Note 11)    $ 22,263      22,191
Prepetition and other tax liabilities                        16,165      15,762
Environmental liabilities                                     7,351       8,625
Deferred compensation and other                               2,495       2,217
                                                           --------    --------

                                                             48,274      48,795
   Less current portion                                      (1,945)     (5,393)
                                                           --------    --------

                                                           $ 46,329      43,402
                                                           ========    ========

       PREPETITION AND OTHER TAX LIABILITIES

       On April 1, 1993, the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") pursuant to a plan of reorganization . The Chapter 11 Cases were commenced on January 13, 1991. The Company entered into an agreement with the Internal Revenue Service ("IRS") settling Federal income tax claims filed in the Chapter 11 Cases for open taxable years through 1990. In addition to this agreement, the tax liabilities include prepetition state tax claim settlements, negotiated payment terms on certain foreign prepetition tax liabilities, and an estimate of the Company's obligation for curative action required by the IRS to cure certain operational defects in one of the Company's defined contribution plans.

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

       The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $7,351,000 relating to these environmental matters at December 31, 1998. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon in-house engineering expertise and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)   PENSION PLANS AND POST-RETIREMENT BENEFITS

       PENSION PLANS

       The Company has defined benefit pension plans covering certain of its employees. The benefits under these plans are based primarily on employees' years of service and compensation near retirement. The Company's funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of equity investments, government and corporate debt securities and real estate investments. The Company also contributes to various multi-employer plans sponsored by bargaining units for its union employees.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                             1998                    1997
                                                  ---------------------------- -----------------------
                                                    Assets        Accumulated    Assets      Accumulated
                                                     Exceed        Benefits      Exceed       Benefits
                                                   Accumulated      Exceed     Accumulated     Exceed
                                                     Benefits       Assets       Benefits      Assets
                                                     --------      --------      --------      --------
Change in benefit obligation:

Benefit obligation at beginning of
  year                                               $ 67,312        23,564        66,824        12,979
Service cost                                            2,241           808         1,967           352
Interest cost                                           4,562         1,655         4,743           895
Amendments                                               --            --            --             475
Actuarial (gain) loss                                    (658)        1,904        10,412         1,563
Benefits paid                                          (7,141)       (1,362)       (8,464)         (870)
                                                     --------      --------      --------      --------

   Benefit obligation at end of year                 $ 66,316        26,569        75,482        15,394
                                                     --------      --------      --------      --------

Change in plan assets:

Fair value of plan assets at beginning
 of year                                             $ 78,440        19,535        82,046         9,718
Actual return on assets                                 3,274           786        13,091         1,597
Employer contribution                                      77           781           215           641
Benefits paid                                          (7,141)       (1,362)       (8,464)         (870)
                                                     --------      --------      --------      --------

   Fair value of plan assets at end of year            74,650        19,740        86,888        11,086
                                                     --------      --------      --------      --------


Funded status                                           8,334        (6,829)       11,406        (4,308)
Unrecognized net actuarial (gain) loss                (10,299)        2,131       (13,073)         (414)
Unrecognized prior service cost                        (1,136)        1,738        (1,188)        2,054
                                                     --------      --------      --------      --------

   Accrued benefit cost                              $ (3,101)       (2,960)       (2,855)       (2,668)
                                                     ========      ========      ========      ========

Amounts recognized in the statement of financial position consist of:

Accrued benefit liability                            $ (3,101)       (5,736)       (2,855)       (3,674)
Intangible asset                                         --             971          --           1,006
Accumulated other comprehensive
 income                                                  --           1,805          --            --
                                                     --------      --------      --------      --------


   Net amount recognized                             $ (3,101)       (2,960)       (2,855)       (2,668)
                                                     ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The components of pension cost follow (in thousands):

                                                1998         1997         1996
                                                ----         ----         ----
Service cost                                  $ 3,049        2,320        2,162
Interest cost                                   6,217        5,639        5,745
Actual return on assets                        (8,135)      (6,826)      (6,564)
Net amortization and deferral                     263           86           97
Recognized net actuarial loss (gain)                2         (208)        (142)
                                              -------      -------      -------

      Net pension cost                        $ 1,396        1,011        1,298
                                              =======      =======      =======

       In addition, the Company recognized pension costs of $740,000 in 1998, $597,000 in 1997 and $880,000 in 1996 related to contributions to multi-employer plans.

       The assumptions used in accounting for the pension plans as of December 31 follow:

                                                                     1998         1997
                                                                     ----         ----
       Discount rates                                                7.00%        7.25%
       Rates of increase in compensation levels                      4.50%        4.50%
       Expected long-term rate of return on assets                   9.00%        9.00%

       In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $821,000 in 1998, $819,000 in 1997 and $738,000 in 1996.

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

       The components of net periodic post-retirement benefit cost follow (in thousands):

                                               1998          1997        1996
                                               ----          ----        ----
Service cost                                  $   384          400          492
Interest cost                                   1,104        1,099        1,154
Amortization of prior service cost               (352)        (352)        (274)
Recognized net actuarial gain                     (45)         (85)         (91)
                                              -------      -------      -------

                                              $ 1,091        1,062        1,281
                                              =======      =======      =======

       A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):




Change in benefit obligation:                            1998            1997
                                                         ----            ----
Benefit obligation at beginning of year                $ 16,848          14,570
Service cost                                                384             400
Interest cost                                             1,104           1,099
Actuarial gain (loss)                                      (620)          1,762
Benefits paid                                            (1,019)           (983)
                                                       --------        --------

   Benefit obligation at end of year                     16,697          16,848
                                                       --------        --------

Funded status                                           (16,697)        (16,848)
Unrecognized net actuarial gain                          (1,493)           (918)
Unrecognized prior service cost                          (4,073)         (4,425)
                                                       --------        --------

   Accrued benefit cost                                $(22,263)        (22,191)
                                                       ========        ========

       At December 31, 1998 and 1997, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.00% and 7.25%, respectively. The recorded healthcare cost trend rate assumed in measuring the accumulated post-retirement benefit obligation was 7.5% in 1999, declining to an ultimate rate of 4.5% in 2011 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one- percentage point change in assumed healthcare cost trend rates in 1998 would have the following effects:


                                                                        1-Percentage        1-Percentage
                                                                        Point Increase      Point Decrease
                                                                        --------------      --------------
Effect on total of service and interest cost components                    $    255               (250)
Effect on post-retirement benefit obligation                                  3,264             (2,025)

(12)   Stock-Based Compensation Plans

       In connection with the Mergers, the Company adopted on August 17, 1998, the following plans: the Equity Unit Plan, Direct Investment Program, and the Stock Option Plan. Following is a description of each respective plan.

       Equity Unit Plan

       The Equity Unit Plan allowed members of management of the Company to purchase Equity Units, which are considered share equivalents of Holdings stock. The purchase price per unit was $45.00. Participants were allowed to use either deferred compensation or the deferral of future compensation to satisfy the purchase price of the units. The value of the units is determined under an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") formula or by market-related value if the actual common shares of Holdings are listed or quoted for trading on a national exchange or NASDAQ and the aggregate market value held by non-affiliates is $25,0000,000 or greater. The total number of units available for purchase under this plan is 88,194. As of December 31, 1998 the number of

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       units actually purchased was 77,457. Upon the occurrence of a Significant Event (as defined in the Equity Unit Plan), the Company is obligated to pay the participant, at the Company's discretion, in cash, common shares, or a combination of both, the value of any units purchased less any purchase price that has not been paid. If the value of the units is less than the amount of remaining purchase price the participant is obligated to satisfy the difference or the Company has the right to offset any amounts owed the participant against the remaining purchase price.

       Direct Investment Program

       The Direct Investment Program allowed members of management of the Company to purchase actual Holdings shares of common stock at a price of $45.00 per share. There are certain restrictions on the sale or transfer of these shares upon the occurrence of a Significant Event such as termination, future recapitalization or other defined situations. The total number of shares available for purchase by management was 22,916 shares, with 22,361 shares actually purchased and outstanding as of December 31, 1998.

       Stock Options

       The Insilco Holding Co. Stock Option Plan provides for the issuance of no more than 200,000 shares of Holdings common stock to eligible employees of the Company. As of December 31, 1998, the Company has 200,000 shares available for future awards under the plan.

       Prior to the Mergers, the Company had the 1993 Long-term Incentive Plan, as amended, and the 1993 Nonemployee Director Stock Incentive Plan which provided for the issuance of no more than 2,000,000 and 360,000, respectively, shares of common stock to eligible employees and nonemployee directors. In connection with the Mergers, each of the 607,751 outstanding options whether or not vested was canceled and in lieu thereof, each holder of an option received a cash payment in an amount equal to the excess, if any, of $45.00 over the exercise price of the option multiplied the number of shares subject to the option, less applicable withholding taxes.

       Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock- Based Compensation", companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 1998, 1997 and 1996 under SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts below:

                                              1998        1997       1996
                                              ----        ----       ----

Net income (loss)      As reported          $(10,081)     81,644    39,053
                         Pro forma           (10,124)     81,069    38,748

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

                                       INSILCO CORPORATION AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements


       A summary of the options granted follows:

                                                                        Weighted
                                                          Number of      Average
                                                           Shares         Price
                                                         ----------    ----------
Options outstanding December 31, 1995                    1,064,003        $22.07
       Granted                                             102,900         34.82
       Forfeited                                           (36,670)        26.69
       Exercised                                           (59,668)        17.95
                                                            ------

Options outstanding December 31, 1996                    1,070,565         23.36
       Granted                                             151,500         36.87
       Forfeited                                           (30,938)        24.79
       Exercised                                          (450,860)        18.27
                                                            ------

Options outstanding December 31, 1997                      740,267         29.17
       Granted                                              15,500         33.02
       Forfeited                                           (39,067)        35.17
       Exercised                                          (108,949)        24.07
       Cancelled at Merger Date                           (607,751)        30.04
                                                            ------

Options outstanding December 31, 1998                         --            --
                                                            ======

Options exercisable at December 31:
                                             1996          682,681         21.45
                                             1997          421,033         27.18
                                             1998             --            --

       The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $12.84, $13.87 and $19.20, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0.0%, risk- free interest rate of 5.18%, and an expected life of 4.0 years.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)   INCOME TAX EXPENSE

       The components of total income tax expense (benefit) follow (in thousands):


Total income taxes:                                   1998         1997        1996
                                                      ----         ----        ----
From continuing operations before
 extraordinary item:
       Current:
          Federal                                    $    206         588         563
          State and local                                  20         515         745
          Foreign                                         336         622         297
                                                     --------    --------    --------
                                                          562       1,725       1,605
                                                     --------    --------    --------
       Deferred:
          Federal                                      (1,220)     10,203      10,033
          State and local                                (430)        988         882
          Foreign                                         220         488         752
                                                     --------    --------    --------
                                                       (1,430)     11,679      11,667
                                                     --------    --------    --------

          Total from continuing operations
           before extraordinary item                     (868)     13,404      13,272
   Discontinued operations                               --        38,250        (462)
   Extraordinary item                                  (3,958)       (465)       --
   Stockholders' equity                                  (941)     (3,277)       (402)
                                                     --------    --------    --------

          Total income taxes                         $ (5,767)     47,912      12,408
                                                     ========    ========    ========


          The significant components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):

                                                         1998        1997        1996
                                                     --------    --------    --------
   Deferred tax expense (benefit) exclusive of the
     effects of other components                     $   (408)     11,679      12,093
   Changes in the valuation allowance for deferred
     tax assets allocated to income tax expense        (1,022)       --          (426)
                                                     --------    --------    --------

                                                     $ (1,430)     11,679      11,667
                                                     ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Pretax income (loss) from continuing operations by domestic and foreign sources follows (in thousands):

                                                           1998        1997        1996
                                                           ----        ----        ----
       Domestic                                          $ (9,261)     33,577      34,606
       Foreign                                              4,200       3,241       3,879
                                                         --------    --------    --------

                                                         $ (5,061)     36,818      38,485
                                                         ========    ========    ========

       Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):

                                                             1998        1997        1996
                                                         --------    --------    --------
       Computed statutory tax expense                    $ (1,771)     12,886      13,470
       State and local taxes                                 (410)      1,323       1,422
       Equity in earnings of affiliates                      (798)       (733)       (818)
       Merger fees                                          2,555        --          --
       Foreign tax rate differential                          535        (373)       (296)
       Other, net                                              43         301         (80)
       Valuation allowance                                 (1,022)       --          (426)
                                                         --------    --------    --------

              Income tax expense (benefit)               $   (868)     13,404      13,272
                                                         ========    ========    ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                          1998        1997
                                                        --------    --------
       Deferred tax assets:
          Net operating loss carryforwards               $ 24,322    $  9,526
          Accrued liabilities                              12,163      13,882
          Pension and other post-retirement benefits       11,426      11,026
          Tax credits                                       9,639       8,877
          Other                                               650         215
                                                         --------    --------

            Total gross deferred tax assets                58,200      43,526
               Less valuation allowance                   (35,457)    (29,870)
                                                         --------    --------

                                                           22,743      13,656
       Deferred tax liabilities:
          Plant and equipment                             (14,364)    (11,472)
          Other                                              (719)       (853)
                                                         --------    --------

            Total gross deferred tax liabilities          (15,083)    (12,325)
                                                         --------    --------

               Net deferred tax asset                    $  7,660    $  1,331
                                                         ========    ========

       The net reduction in the valuation allowance for deferred tax assets for the year ended December 31, 1997 was $4,246,000. Recognition, if any, of tax benefits subsequent to December 31, 1998 relating to unrecognized deferred tax assets are expected to be allocated to the consolidated statements of operations and additional paid-in capital in the amounts of $19,882,000 and

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       $15,575,000, respectively. At December 31, 1998, the Company had Federal net operating loss carryforwards of approximately $51,692,000 which begin to expire in 2007.

       In order to fully realize the net deferred tax assets recognized, the Company will need to generate future taxable income. Combined cumulative taxable income, before utilization of net operating loss carryforwards for 1996 and 1997 approximated $45 million. Based upon an evaluation of historical and projected future taxable income, the Company believes it is more likely than not that it will generate sufficient future taxable income to realize its net deferred tax asset of $7,660,000 at December 31, 1998. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

       The Company is included in the consolidated Federal income tax return of Insilco Holding Co., but has computed its provision for income taxes on a separate return basis in accordance with Statement of Financial Accounting Standards No. 109. The IRS is presently examining the consolidated Federal income tax returns for tax years 1991 through 1996. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(14)   SEVERANCE AND WRITE-DOWNS

       In 1998, the Company incurred charges for severance expenses totaling $2,342,000 related to workforce reductions and write-downs of $200,000 related to lease cancellations.

(15)   OTHER INCOME

       Other income for 1996 included a favorable adjustment of $2,200,000 related to the Company's environmental liabilities following completion of a site clean-up for an amount less than previously estimated.

(16)   RELATED PARTY TRANSACTIONS

       As of December 31, 1998, the Company had an intercompany payable of $2,991,000 to Holdings, the parent of the Company (see Note 1). The intercompany payable consisted of a $3,500,000 advance to the Company from Holdings, net of $509,000 of expenses paid by the Company on behalf of Holdings. Also as of December 31, 1998, the Company had a dividend receivable of $2,850,000 from its Thermalex Joint Venture and a receivable from DLJSC totaling $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which are included in Receivables from Related Parties.

       In connection with the sale of the 12% Notes, the Company paid $3,600,000 in underwriting fees to DLJSC. In addition the company paid DLJSC fees of approximately $3,181,000 for services as Lead Arranger and Syndication Agent in connection with the Company's amended and restated Bank Credit Agreement. In connection with the Mergers, Donaldson Lufkin & Jenrettte Capital Funding received $1,750,000 in fees from the Company to provide a backstop credit facility and the company reimbursed DLJSC approximately $184,000 for expenses.

       Prior to the Mergers in 1998, Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an affiliate of Goldman, Sachs & Co. ("Goldman Sachs"), beneficially owned approximately 45% (62%

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       prior to the Share Repurchase) of the Company's common stock. Neither Holdings nor the Company is aware of any transaction or of any currently proposed transaction in which Goldman Sachs has any material direct or indirect interest as a result of its ownership position in the Company except as follows:

       Goldman Sachs advised the Company in connection with the Mergers and received a fee of $2.0 million upon the consummation of the Mergers. In the Mergers, Water Street received approximately $81.0 million and retained 62,962 shares of Holdings. Holdings entered into a Registration Rights Agreement with Water Street in which Water Street has certain registration rights with respect to such 62,962 shares.

       During 1997, the Company paid Goldman Sachs $1,996,000 in investment banking fees and expenses related to the sale of the Rolodex Business, $2,042,000 of fees in connection with the refinancing and issuance of the Notes and $204,000 for services rendered in connection with the Share Repurchase. During 1997, the Company paid Goldman Sachs $3,094,000 in underwriting fees related to the issuance of the 10 1/4% Notes.

       As discussed in Note 8, the Company entered into the 1997 Bank Credit Agreement and Goldman Sachs Credit Partners L.P., an affiliate of Goldman Sachs, had an initial participating interest of $66,667,000. Goldman Sachs Credit Partners L.P. received $583,000 from the agent bank for its portion of the arrangement fee paid by the Company in 1997.

       During 1996, the Company paid Goldman Sachs $1,000,000 in transaction fees in connection with the purchase of Lingemann (See Note 1). In connection with such services, the Company provided for the indemnification of Goldman Sachs against various liabilities, including liabilities under the Federal securities laws.

(17)   COMMITMENTS AND CONTINGENCIES

       Rental expense for operating leases totaled $4,625,000, $4,283,000 and $3,291,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These leases primarily relate to production facilities. Rental income received for subleases for operating leases totaled, $260,000 in 1998, $248,000 in 1997 and none in 1996.

       Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 1998 are as follows: 1999, $4,409,000; 2000, $3,785,000; 2001, $2,746,000; 2002, $1,920,000; 2003, $1,319,000;
       and thereafter, $1,675,000. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 1998 are as follows: 1999, $260,000; 2000, $260,000; 2001, $260,000; 2002,
       $22,000; and thereafter, none.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(18)   Segment Data

       Description of Segments

       The Company provides a broad spectrum of products through three business segments: automotive components, technologies related components, and specialty publishing.

       The Company's Automotive Components Segment provides products and services to automotive OEMs and suppliers. These products include heat-transfer products and related tubing, clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts used by automotive manufacturers and suppliers, railroad locomotive and other heavy industrial equipment manufacturers and suppliers. Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 23%, 28%, and 29% of the Company's Automotive Component Segment revenues for 1998, 1997, and 1996, respectively.

       Through its Technologies Segment, the Company provides a broad range of telecommunication and electrical component products and services to the computer networking, telephone digital switching, main frame computer, automotive and medical equipment markets. The products include high-speed data connectors and systems, off-the-shelf and custom power transformers, precision stampings and wire-formed parts, and custom cable and wire assemblies used by computer networking, telecommunications, computer, automotive and medical equipment OEMs and suppliers. Two telecommunications OEMs directly or indirectly accounted for approximately 24%, 26%, and 24% of the Company's Technologies Segment revenues for 1998, 1997, and 1996, respectively.

       The Specialty Publishing Segment provides student yearbooks and other specialty publishing services through the Company's wholly owned subsidiary, Taylor Publishing Company ("Taylor"). Taylor is primarily engaged in the contract design and printing of student yearbooks, which accounted for approximately 88% of its annual revenues. Taylor markets its yearbook services through commissioned independent sales representatives.

       The Company has included in its Other Segment two operating units that fall below the quantitative reporting thresholds and do not meet all the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and equipment for automotive suppliers and OEMs and a welded stainless steel tubing manufacturer that provides tubing and tubing products to distributors, recreational marine and transportation markets.

       Measurement of Segment Profit or Loss and Segment Assets

       The Company evaluates performance and allocates resources to its operating segments based on profit or loss from operations before certain severance costs and write-downs, other income or expense, interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note 2, "Significant Accounting Policies." The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees and deferred tax assets.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Factors Used to Identify the Enterprise's Reportable Segments

       The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. Reportable segments were determined by using a management approach and are consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

       Operations within segments have been aggregated on the basis of similar economic characteristics, products or services, purposes or end uses, production processes, geographic marketing areas and methods, distribution methods, and regulatory environments. Due to the diverse nature of the Company's products, consideration has been given to ensure that the aggregation of the Company's operations helps users better understand the Company's performance and assess its future cash flows.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Summary financial information by business segment is as follows (in thousands):

                                                  Year Ended December 31,
                                            -----------------------------------
Net Sales:                                    1998          1997         1996
                                              ----          ----         ----
   Automotive Components                    $ 213,365      193,839      169,280
   Technologies                               189,781      198,941      183,663
   Specialty Publishing                       101,325       98,222       99,020
   Other                                       31,158       37,231       40,442
                                            ---------    ---------    ---------

                                            $ 535,629      528,233      492,405
                                            =========    =========    =========

Operating income:

   Automotive Components                    $  23,015       21,859       21,722
   Technologies                                21,169       26,734       27,604
   Specialty Publishing                         4,945        7,299        5,136
   Other                                        1,290        4,748        5,175
   Unallocated amounts:
       Corporate expenses                      (7,752)      (9,138)      (9,704)
       Significant legal expenses              (1,954)        (400)        --
       Severance and write-downs               (2,542)        --         (1,500)
       Merger fees                            (20,890)        --           --
                                            ---------    ---------    ---------

         Total operating income                17,281       51,102       48,433

   Interest expense                           (29,198)     (20,562)     (18,378)
   Interest income                                979        2,837          724
   Equity in net income of Thermalex            2,850        2,647        2,922
   Other income, net                            3,027          794        4,784
                                            ---------    ---------    ---------

        Income (loss) from continuing
         operations before income taxes
         and extraordinary item             $  (5,061)      36,818       38,485
                                            =========    =========    =========

Depreciation and amortization expense:

   Automotive Components                    $   8,508        8,104        5,883
   Technologies                                 7,216        6,159        5,531
   Specialty Publishing                         3,319        2,930        2,786
   Other                                        1,044        1,095        1,073
   Corporate                                       72           89           84
                                            ---------    ---------    ---------

        Total                               $  20,159       18,377       15,357
                                            =========    =========    =========


Capital expenditures:

   Automotive Components                    $   9,132       10,531        6,747
   Technologies                                 7,926        8,166        9,597
   Specialty Publishing                         2,197        3,161        2,876
   Other                                          850        1,663          700
   Corporate                                       50           62           89
                                            ---------    ---------    ---------

        Total                               $  20,155       23,583       20,009
                                            =========    =========    =========

                                       INSILCO CORPORATION AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements


       A summary of identifiable assets by segment at December 31 follows (in thousands):

                                                  1998          1997
                                                  ----          ----
          Automotive Components                 $135,525     117,602
          Technologies                            96,742      87,252
          Specialty Publishing                    42,073      42,767
          Other                                   17,342      27,245
          Corporate                               31,344      27,807
                                                --------    --------

                           Total                $323,026     302,673
                                                ========    ========

       A summary of long-lived assets by geographic region is as follows (in thousands):


                                                   1998        1997
                                                --------    --------
           United States                        $113,293     113,322
           Germany                                15,029      14,057
                                                --------    --------

                           Total                $128,322     127,379
                                                ========    ========

       Summary of export sales by geographic region is as follows
       (in thousands):

                                                    1998        1997        1996
                                                --------    --------    --------
           Europe                               $ 22,838      21,193      20,584
           Asia                                    8,829      14,007      16,708
           Canada                                  7,692       9,758       7,752
           Mexico                                  3,005       4,292       6,660
           Other                                   4,335       6,155       6,449
                                                --------    --------    --------

                           Total                $ 46,699      55,405      58,153
                                                ========    ========    ========

       Net sales are attributed to countries based on the location of customers.

       Major Customers

       Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 9%, 10%, and 10% of the Company's consolidated revenues for 1998, 1997, and 1996, respectively.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(19)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       A summary of quarterly financial information follows (in thousands):

                 1998
                 ----
                                                       DEC. 31(1)   SEPT. 30(2)   JUNE 30(3)  MARCH 31
                                                       -------      --------      -------     --------
Sales                                                 $ 113,241      135,065      170,018     117,305
Gross profit                                             25,252       32,873       49,644      28,318

Income (loss) before extraordinary item                     650      (12,057)       4,433       2,781
Extraordinary item                                       (5,888)        --           --          --
                                                      ---------    ---------    ---------   ---------
Net income (loss)                                     $  (5,238)     (12,057)       4,433       2,781
                                                      =========    =========    =========   =========

                1997
                ----
                                                      DEC. 31       SEPT. 30(4) JUNE 30      MARCH 31(5)
                                                      ---------    ---------    ---------   ---------
Sales                                                  $ 120,624      131,394      169,671     106,544
Gross profit                                              29,508       34,269       52,170      26,011

Income from continuing
 operations before extraordinary item                      3,531        4,315       11,207       4,361
Discontinued operations                                     --           --           --        58,958
Extraordinary item                                          --           (728)        --          --
                                                       ---------    ---------    ---------   ---------
Net income                                             $   3,531        3,587       11,207      63,319
                                                       =========    =========    =========   =========


       (1) Includes a pretax extraordinary loss of $ 9,846,000 related to the extinguishment of debt.

       (2) Includes $19,549,000 of expenses related to the Mergers (See Note 1).

       (3) Includes $1,341,000 of expenses related to the Mergers (See Note 1).

       (4) Includes a pretax extraordinary loss of $1,193,000 related to the extinguishment of debt (See Note 7).

       (5) Includes a pretax gain on the sale of the Rolodex Business totaling $95,001,000.

(20)   PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

       Set forth below is certain unaudited pro forma condensed consolidated financial information of the Company based upon historical consolidated financial statements of the Company that has been adjusted to give effect to the Refinancing (as defined below), the Mergers, including the Merger Financing and application of the proceeds thereof (see Note 1). In addition, the operating results for 1997 have been adjusted to give effect to the 1997 Transactions. A summary of these adjustments follows.

       The Refinancing includes the following transactions: (i) the issuance of the 12% Notes which generated gross proceeds to the Company of approximately $120.0 million; (ii) the repurchase of the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iii) the execution and delivery of the New Credit Facility and borrowings thereunder to refinance the 1997 Credit Facility and to purchase the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iv) payment of fees and expenses in connection with the

                     INSILCO CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


       offering of the Notes, the New Credit Facilities and the purchase of the 10 1/4% Notes.

       The Reorganization Merger was accounted for as a reorganization of entities under common control, and had no impact on the historical basis of the assets or liabilities of the Company. The Merger was accounted for as a recapitalization and had no impact on the historical basis of the assets or liabilities of the Company.

       The Mergers included the following transactions: (i) the issuance of the Holdings Senior Discount Notes which generated gross proceeds of approximately $70.2 million, and new borrowings under the Company's 1997 Credit Facility of approximately $43.1 million, of which $26.8 million was paid as a dividend from the Company to Holdings to fund a portion of the Merger Consideration; (ii) the initial capitalization of Silkworm through the issuance of 1,245,138 shares of Silkworm common stock for $56.1 million and the issuance of 1,400,000 shares of PIK Preferred Stock and warrants to purchase 65,603 shares of Holdings Common Stock for aggregate consideration of $35.0 million; (iii) payment of the Merger Consideration for each share of the Company's common stock outstanding immediately prior to the Mergers (4,145,372 shares) consisting of $43.48 in cash and 0.03378 of a share of Holdings; (iv) payment of fees and expenses associated with the issuance of the Holdings Senior Discount Notes, the waiver of certain Events of Default under the Existing Credit Facility, and the Mergers; and (v) vesting of all outstanding options and payment of the Option Cash Proceeds (and applicable withholding taxes) and payments pursuant to employment related agreements.

       The 1997 Transactions consisted of the following: (i) the Company entered into the 1997 Credit Facility on July 3, 1997; (ii) on August 12, 1997, the Company issued $150 million aggregate principal amount of the 10 1/4% Notes; (iii) on July 10, 1997, the Company, using the proceeds of its sale of the Rolodex Business, purchased an aggregate of 2,857,142 shares for $110 million; and (iv) on August 12, 1997, the Company completed a tender offer pursuant to which it purchased an additional 2,857,142 shares of common stock for $110 million. The purchase of shares of common stock of the Company in the tender offer was paid for with proceeds received through the issuance by the Company of the 10 1/4% Notes.

       The unaudited pro forma condensed consolidated income statements have been prepared as if the Refinancing, the Mergers and the 1997 Transactions all occurred on January 1 of the relevant period; however, the expenses directly related to the aforementioned transactions (other than interest expense) are excluded from the unaudited pro forma condensed consolidated income statements. The Unaudited Pro Forma Condensed Consolidated Financial Data are based on certain assumptions and estimates, and therefore do not purport to be indicative of the results that would have been obtained had the transactions been completed as of such dates or indicative of future results of operations and financial position.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Unaudited Pro Forma Condensed Consolidated Statement of Income
                          Year Ended December 31, 1998
                      (In thousands, except per share data)


                                                                           Merger         Refinancing
                                                              Historical  Adjustments      Adjustments            Pro Forma
                                                              ----------  -----------      -----------            ---------
Net sales                                                  $   535,629                                             535,629
Cost of goods sold                                             383,269                                             383,269
Depreciation and amortization                                   20,159                                              20,159
Selling, general and administrative expenses                   114,920     (20,890)(1)                              94,030
                                                              --------    --------            ----------           -------

   Operating income                                             17,281      20,890                     -            38,171

Interest expense                                               (29,198)     (1,955)(2)            (4,167)(3)       (35,320)
Interest income                                                    979                                                 979
Equity in net income of Thermalex                                2,850                                               2,850
Other income, net                                                3,027                                               3,027
                                                             ---------   -----------          ----------          --------

  Income (loss) from continuing operations
    before income taxes and extraordinary
    item                                                       (5,061)      18,935                (4,167)            9,707

Income tax benefit (expense)                                      868       (6,311)(1)
                                                                               753 (4)             1,604 (4)        (3,086)
                                                            ----------   ---------          ------------          --------

  Income (loss) from continuing
    operations before extraordinary item                 $     (4,193)      13,377                (2,563)            6,621
                                                             ========    =========          ============          ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Unaudited Pro Forma Condensed Consolidated Statement of Income
                          Year Ended December 31, 1997
                      (In thousands, except per share data)


                                                                 1997            Merger         Refinancing
                                             Historical       Transactions     Adjustments      Adjustments       Pro Forma
                                             ----------       ------------     -----------      -----------       ---------
Net sales                                      $ 528,233                                                             528,233
Cost of goods sold                               370,845                                                             370,845
Depreciation and amortization                     18,377                                                              18,377
Selling, general and
administrative expenses                           87,909                                                              87,909
                                                --------       ---------        ---------         ---------         --------

      Operating income                            51,102                               -                -             51,102

Interest expense                                 (20,562)         (8,879)(5)       (3,128)(2)       (4,683)(3)       (37,252)
Interest income                                    2,837          (2,091)(5)                                             746
Equity in net income of
  Thermalex                                        2,647                                                               2,647
Other income, net                                    794                                                                 794
                                                --------       ---------        ---------         ---------         --------

  Income (loss) from continuing
   operations before income
   taxes                                          36,818         (10,970)          (3,128)           (4,683)          18,037

Income tax expense                               (13,404)          4,223(5)         1,204(4)          1,803(4)        (6,174)
                                               ---------       ---------        ---------         ---------         --------

   Income (loss) from
     continuing operations                     $  23,414          (6,747)          (1,924)           (2,880)          11,863
                                                 =======       =========        =========         =========         ========


The Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Income follow:

       (1) To exclude nonrecurring Merger expenses and the related income tax effect recorded in the year ended December 31, 1998.

       (2) To record the incremental interest expense of $3.1 million and $2.0 million for the years ended December 31, 1997 and 1998, respectively, associated with the Company's $43.1 million of additional borrowings under the 1997 Credit Facility.

       (3) To record the net increase in interest expense for the years ended December 31, 1997 and 1998 as follows: (i) $1.8 million and $1.8 million, respectively, increase in interest expense associated with the increase in LIBOR spreads from 125 basis points ("bps") under the 1997 Credit Facility to a spread of 375 bps for the Term Loan Facility under the New Credit Facility and to a spread of 300 bps for the Revolving Credit Facility and based on an assumed LIBOR rate of 4.98% thereunder (ii) $3.3 million and $2.9 million increase in interest expense related to the additional borrowings under the 1997 Revolving Credit Facility, incurred in connection with the Refinancing, and (iii) $14.4 million and $12.6 million increase in interest expense relating to the issuance of the 12% Notes offset by a $15.4 million and $13.6 million reduction in interest expense relating to the repayment of the 10 1/4% Notes and the amortization expense relating to the issuance of the 12% Notes and the New Credit Facility partially offset by a reduction in amortization expense relating to the repurchase of

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               the 10 1/4% Notes and the 1997 Credit Facility.

       (4) To record the tax benefit of the transaction at the statutory rate of 38.5% (35.0% federal rate and an estimated 3.5% average state rate.

       (5) To record the effect on interest expense and the related income tax effect of (i) the purchase on July 10, 1997 of 2,857,142 shares at $38.50 per share in cash for an aggregate purchase price of $110.0 million, (ii) the entering into of the 1997 Credit Facility on July 3, 1997 and the issuance and sale of $150.0 million aggregate principal amount of the 10 1/4% Notes on August 12, 1997, and (iii) the purchase on August 12, 1997 of 2,857,142 shares at $38.50 per share in cash for an aggregate purchase price of $110.0 million, as if the aforementioned transactions had occurred as of the beginning of the periods presented. Statutory tax rates used to calculate the income tax effect was 38.5% (35.0% federal rate and an estimated 3.5% average state rate).

(21)   SUBSEQUENT EVENT

       On January 25, 1999, the Company purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively referred to as EFI, a precision stamping manufacturer for the battery, electrical, electronic and automotive markets. EFI has operations in Connecticut and Texas.

       The initial purchase price of $23,600,000, including estimated costs incurred directly related to the transaction, has not yet been allocated and is pending appraisals of property, plant and equipment, actuarial valuations of retiree medical benefits, and estimated costs of plans to exit certain EFI activities. The Company expects to have these items quantified within one year of the date of acquisition. The acquisition will be accounted for as a purchase and the Company is currently determining the appropriate period for amortizing any resulting goodwill from this transaction. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

                                 EXHIBIT LISTING
  *2(a)       -      Agreement and Plan of Merger, dated as of March 24, 1998, among Insilco, INR
                     Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(n) to the Registration
                     Statement on Form S-4 (File No. 333-51145)).

  *2(b)       -      Amendment No. 1 to the Agreement and Plan of Merger, dated June 8, 1998, among
                     Insilco, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(r) to the
                     Registration Statement on Form S-4 (File no. 333-51145)).

  *3(a)       -      Certificate of Incorporation (Exhibit 3.1 to the Current Report on Form 8-K filed on August 18, 1998 (File No. 0-22098)).

  *3(b)       -      Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed on August 18, 1998
                     (File No. 0-22098)).

  *4(a)       -      Investors' Agreement, dated as of August 17, 1998, among Insilco Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1
                     (File No. 333-65039) of Insilco Holding Co.)

  *4(b)       -      Indenture, dated as of November 9, 1998, between Insilco and the Trustee (Exhibit 4(a)
                     to the Form 10-Q filed on November 16, 1998 (File no. 0-22098)).

  *4(c)       -      First Supplemental Indenture, dated as of December 21,
                     1998, between Insilco and the Trustee (Exhibit 4.3 to the
                     Registration Statement on Form S-1 (File No. 333-71947)).

  *4(d)       -      Exchange and Registration Rights Agreement, dated as of November 9, 1998, between
                     Insilco and Donaldson, Lufkin & Jenrette ("DLJ") (Exhibit 4(b) to the Form 10-Q for
                     the Quarter Ended September 30, 1998 (File No. 0-22098)).

  *4(e)       -      Indenture, dated as of August 12, 1997, between Insilco and the Trustee (Exhibit 4(j)
                     to the Registration Statement on Form S-4 (File No. 333-36523)).

  *4(f)       -      Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k) to the Registration
                     Statement on Form S-4 (File No. 333-36523)).

  *4(g)       -      Purchase Agreement, dated as of August 7, 1997, among Insilco and Goldman, Sachs
                     & Co., McDonald & Company Securities, Inc. and Citicorp Securities Inc. (the
                     "Initial Purchasers") (Exhibit 4(l) to the Registration Statement on Form S-4 (File No.
                     333-36523)).

  *4(h)       -      Exchange and Registration Rights Agreement, dated as of August 12, 1997, between
                     Insilco and the Initial Purchasers (Exhibit 4(m) to the Registration Statement on Form
                     S-4 (File No. 333-36523)).

   4(i)       -      Second Supplemental Indenture, dated as of January 25, 1999, between Insilco and the
                     Trustee.

  *10(a)      -      Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to the Registration
                     Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.).


  *10(b)      -      Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the Registration Statement on
                     Form S-8 (File No. 333-61809) of Insilco Holding Co.)**

  *10(c)      -      Insilco Holding Co. and Insilco Corporation Equity Unit Plan (Exhibit 4(c) to the
                     Registration Statement on Form S-8 (File No. 333-61811) of Insilco Holding Co.)**

  *10(d)      -      Credit Agreement among Insilco and a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, DLJ Capital
                     Funding and The First National Bank of Chicago (Exhibit 10.4 to the Registration
                     Statement on Form S-1 (File No. 333-71947)).

  *10(e)      -      Employment Agreement dated as of May 1, 1993 between Insilco and Robert L.
                     Smialek, as amended and restated (Exhibit 10(k) to the Form 10/A, Amendment No.
                     1 to Form 10 (File No. 0-22098)).**

  *10(f)      -      Form of Indemnification Agreement adopted by Insilco as of July 30, 1990, entered into between Insilco and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10 (File No. 0-22098)).

  *10(g)      -      Form for Income Protection Agreement adopted by Insilco as of December, 1996, entered into between Insilco and the officers identified in Exhibit 10(f) (Exhibit 10(h)
                     to Form 10-K for the year ended December 31, 1996, (File No. 0-22098)).

  *10(h)      -      Extension Agreement between Insilco and Robert L. Smialek, dated May 1, 1996
                     (Exhibit 10(l) to the Form 10-K for the Year Ended December 31, 1997 (File No. 0-
                     22098)).**

  *10(i)      -      Second Extension Agreement between Insilco and Robert L. Smialek, dated September
                     25, 1997 (Exhibit 10(m) to the Form 10-K for the Year Ended December 31, 1997
                     (File No. 0-22098)).**

  *10(j)      -      Purchase Agreement, between Insilco Corporation, Insilco Holding Co. and
                     Donaldson, Lufkin & Jenrette Securities Corporation (Exhibit 10(a) to Form 10-Q
                     filed by Insilco on November 16, 1998).

  *21         -      Subsidiaries of Insilco (Exhibit 21 to the Registration Statement on Form S-1 (File
                     No. 333-51145)).

   23(a)      -      Consent of KPMG LLP.

   24         -      Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

  *25         -      Statement of Eligibility and Qualification Under the Trust Indenture Act of 1939 (T-1)
                     of The Bank of New York (bound separately) (Exhibit 25 to the Registration
                     Statement on Form S-4 (File No. 333-36523)).

   27         -      Financial Data Schedule.

   99(a)      -      Schedule II - Valuation and Qualifying Accounts.

*      Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.