Form 10-Q
period 1999-03-31
INSILCO CORP/DE/
filed 1999-05-17
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 1999, 100 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q




PART I.   FINANCIAL INFORMATION                                                                       Page
                                                                                                      ----

         Item 1.   Financial Statements (unaudited)                                                     4

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                             16

         Item 3.   Quantitative and Qualitative Disclosure About Market Risk                           19

PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                   19

         Item 2.   Changes in Securities                                                               19

         Item 3.   Defaults upon Senior Securities                                                     19

         Item 4.   Submission of Matters to a Vote of Securities Holders                               19

         Item 5.   Other Information                                                                   19

         Item 6.   Exhibits and Reports on Form 8-K                                                    19

                      INSILCO CORPORATION AND SUBSIDIARIES





                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)                                                  Page
            --------------------------------                                                  ----

            Condensed Consolidated Balance Sheets at March 31, 1999                              4
              and December 31, 1998

            Condensed Consolidated Statements of Operations for the                              5
              three months ended March 31, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows for the                              6
              three months ended March 31, 1999 and 1998

            Notes to the Condensed Consolidated Financial Statements (Unaudited)                 7

            Independent Auditors' Review Report                                                 15

                      INSILCO CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                         -----------         -------------
                                                                                         (Unaudited)           (Note 1)

                            Assets
                            ------
Current assets:
   Cash and cash equivalents                                                               $   8,522               7,430
   Trade receivables, net                                                                     80,165              74,969
   Other receivables                                                                           6,394               4,337
   Receivables from related party                                                                 --               4,882
   Inventories, net                                                                           81,412              64,565
   Deferred taxes                                                                              2,001               6,143
   Prepaid expenses and other current assets                                                  11,541               4,387
                                                                                           ---------           ---------

        Total current assets                                                                 190,035             166,713

Property, plant and equipment, net                                                           117,843             114,756
Deferred taxes                                                                                 5,495               1,517
Other assets and deferred charges                                                             51,210              40,040
                                                                                           ---------           ---------

        Total assets                                                                       $ 364,583             323,026
                                                                                           =========           =========

               Liabilities and Stockholder's Deficit
               -------------------------------------

Current liabilities:
   Current portion of long-term debt                                                       $   1,264               1,265
   Accounts payable                                                                           39,295              34,513
   Accrued expenses and other                                                                 76,848              63,693
                                                                                           ---------           ---------

        Total current liabilities                                                            117,407              99,471

Long-term debt, excluding current portion                                                    334,447             311,144
Other long-term obligations, excluding current portion                                        45,955              46,329
Amounts due to Insilco Holding Co.                                                             2,958               2,991
Stockholder's deficit:
   Common stock, $.001 par value; 1,000 shares authorized; 100 shares
    issued and outstanding at March 31, 1999 and December 31, 1998                                --                  --
   Other stockholder's deficit                                                              (136,184)           (136,909)
                                                                                           ---------           ---------

Contingencies (See Note 5)

               Total liabilities and stockholder's deficit                                 $ 364,583             323,026
                                                                                           =========           =========


See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                           Three Months Ended
                                                               March 31,
                                                      -----------------------------
                                                        1999                 1998
                                                      ---------            --------

Sales                                                 $ 126,899             117,305
Cost of products sold                                    96,005              85,618
Depreciation and amortization                             4,858               4,240
Selling, general and administrative expenses             17,714              17,672
                                                      ---------           ---------

   Operating income                                       8,322               9,775
                                                      ---------           ---------

Other income (expense):
  Interest expense                                       (8,612)             (6,877)
  Interest income                                            15                  51
  Equity in net income of Thermalex                         980                 716
  Other income, net                                         154                 613
                                                      ---------           ---------

   Total other income (expense)                          (7,463)             (5,497)
                                                      ---------           ---------

   Income before income taxes                               859               4,278

Income tax expense                                         (338)             (1,497)
                                                      ---------           ---------

   Net income                                         $     521               2,781
                                                      =========           =========


See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ----------------------
                                                                           1999              1998
                                                                           ----              ----
Cash flows from operating activities:
  Net income                                                            $    521              2,781
  Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                                        4,858              4,240
      Deferred tax expense                                                   265                617
      Other noncash charges and credits                                     (800)              (239)
      Change in operating assets and liabilities:
        Receivables                                                       (2,719)            (6,986)
        Inventories                                                      (11,736)           (11,945)
        Prepaids                                                          (6,638)            (6,280)
        Payables                                                           2,521               (574)
        Other current liabilities and other                               13,101              7,164
                                                                        --------           --------
             Net cash used in operating activities                          (627)           (11,222)
                                                                        --------           --------

  Cash flows from investing activities:
      Acquisition, net of cash acquired                                  (23,753)                --
      Capital expenditures                                                (3,266)            (5,813)
      Other investing activities                                           2,866              1,193
                                                                        --------           --------
             Net cash used in investing activities                       (24,153)            (4,620)
                                                                        --------           --------

  Cash flows from financing activities:
      Proceeds from revolving credit facility                             26,819             12,125
      Funds received from excess deposited for 10 1/4% bonds               2,032                 --
      Retirement of 10 1/4% bonds                                         (1,500)                --
      Payment of prepetition liabilities                                  (1,086)            (1,647)
      Retirement of long-term debt                                          (316)               (25)
      Loan from Insilco Holding Co.                                          (33)                --
      Proceeds from sale of stock                                             --              2,549
                                                                        --------           --------
             Net cash provided by financing activities                    25,916             13,002
                                                                        --------           --------
Effect of exchange rate changes on cash                                      (44)               (34)
                                                                        --------           --------
          Net increase (decrease) in cash and cash equivalents             1,092             (2,874)

Cash and cash equivalents at beginning of period                           7,430             10,651
                                                                        --------           --------

Cash and cash equivalents at end of period                              $  8,522              7,777
                                                                        ========           ========

Interest paid                                                           $  9,890             10,353
                                                                        --------           ========

Income taxes paid (refunded)                                            $   (183)               840
                                                                        ========           ========



See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

        The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        As a result of the transactions described in Note 2, Insilco Corporation and Subsidiaries (the "Company") is a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)     Significant Transactions
        ------------------------

        The Company consummated several material transactions in 1998 that resulted in significant changes to its debt and capital structure. The following is a brief description of these transactions, for further information see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The Mergers. On August 17, 1998, the Company's management, Holdings and Silkworm Acquisition Corporation ("Silkworm"), an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners ("DLJMB"), completed a series of merger transactions. As a result, the Company became a wholly owned subsidiary of Holdings and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes.

        Refinancing of 10 1/4% Subordinated Debt. As a result of the Mergers, the Company was required to make an offer to purchase all of the $150 million of outstanding 10 1/4% Senior Subordinated Notes due 2007 (the "10 1/4% Notes") at 101% of their aggregate principal amount, plus accrued interest. To fund a portion of the repurchase of the 10 1/4% Notes, the Company sold $120 million of 12% Senior Subordinated Notes due 2007 (the "12% Notes") with warrants to purchase 62,400 shares of Holdings common stock at $45 per share on November 9, 1998. The balance of the repurchase was funded by borrowings under the Company's Credit Facilities.

        In addition, on November 24, 1998, the Company amended and restated its Bank Credit Agreement to, among other things, provide for two Credit
        Facilities: a $175 million Revolving Facility and $125 million Term Facility.

        As a result of these transactions, the Company's condensed consolidated results for the periods

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

        presented are not directly comparable. Pro forma results of operations for the three months ended March 31, 1998 which assumes these transactions occurred at the beginning of the period and actual results for the three months ended March 31, 1999, are as follows (in thousands):

                                                                          Three Months Ended
                                                                               March 31,
                                                                         ------------------------
                                                                         1999                1998
                                                                         ----                ----

                    Net sales                                          $  126,899          117,305
                    Income from continuing operations                         521            1,568


(3)     Purchase of EFI
        ---------------

        On January 25, 1999, the Company purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively referred to as EFI, a precision stamping manufacturer, for $23.7 million, including estimated costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Facility. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

        The allocation of purchase price reflected in the March 31, 1999 condensed consolidated balance sheet is preliminary and is pending appraisals of property, plant and equipment, actuarial valuations of retiree medical benefits, estimated costs of plans to exit certain EFI activities, and a final purchase price adjustment based on EFI's January 25, 1999 ending net working capital. The Company expects to have these items quantified by the third quarter of 1999. As of March 31, 1999, a preliminary $10.4 million of excess cost over the book value of the acquired assets is included in "other assets and deferred charges".

(4)     Inventories
        -----------

        Inventories consisted of the following (in thousands):

                                                          March 31,         December 31,
                                                            1999                1998
                                                          -------               ------

                    Raw materials and supplies            $26,289               27,238
                    Work-in-process                        35,977               23,559
                    Finished goods                         19,146               13,768
                                                          -------               ------
                       Total inventories                  $81,412               64,565
                                                          =======               ======


(5)     Contingencies
        -------------

        The Company is implicated in various claims and legal actions arising in the ordinary course of business. Those claims or liabilities will be addressed in the ordinary course of business and will be paid as expenses are incurred. In the opinion of management, the ultimate disposition of these matters

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

        will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(6)     Segment Information
        -------------------

        There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's December 31, 1998 consolidated financial statements.

        Summary financial information by business segment is as follows (in thousands):


                                                                           Three Months Ended
                                                                               March 31,
                                                                    ------------------------------
        Net Sales:                                                     1999                1998
                                                                    ---------           ----------

           Automotive Components                                    $  56,881              54,469
           Technologies                                                55,414              50,210
           Specialty Publishing                                         6,460               5,018
           Other                                                        8,144               7,608
                                                                    ---------           ---------

                                                                    $ 126,899             117,305
                                                                    =========           =========

        Operating income:
           Automotive Components                                    $   5,965               6,486
           Technologies                                                 4,787               6,446
           Specialty Publishing                                          (584)               (390)
           Other                                                          453                 118
           Unallocated amounts:
               Corporate expenses                                      (1,980)             (2,259)
               Significant legal expenses                                 (58)               (256)
               Severance and write-downs                                 (261)               (370)
                                                                    ---------           ---------

                 Total operating income                                 8,322               9,775

           Interest expense                                            (8,612)             (6,877)
           Interest income                                                 15                  51
           Equity in net income of Thermalex                              980                 716
           Other income, net                                              154                 613
                                                                    ---------           ---------
                Income from operations before income taxes          $     859               4,278
                                                                    =========           =========

        A summary of identifiable assets by segment follows (in thousands):


                                               March 31,        December 31,
                                                 1999              1998
                                               --------         ----------

        Automotive Components                  $132,674           135,525
        Technologies                            125,495            96,742
        Specialty Publishing                     58,861            42,073
        Other                                    17,588            17,342
        Corporate                                29,965            31,344
                                               --------          --------
                                Total          $364,583           323,026
                                               ========          ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

       The significant increase in identifiable assets of Technologies relates to the acquisition of EFI in January 1999 (see Note 3).

(7)    Comprehensive Income
       --------------------

       Comprehensive income was $537,000 and $2,800,000 for the three months ended March 31, 1999 and 1998 respectively, including other comprehensive income consisting of foreign currency translation adjustments totaling $16,000 and $19,000 respectively.

(8)    Related Party Transactions
       --------------------------

       In the first quarter of 1999, the Company received from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes which had been included in "Receivables from related parties" at December 31, 1998. In addition, the Company paid DLJSC advisory fees of $100,000 and at March 31, 1999 had a payable to DLJSC of $186,000 as a retainer fee for investment banking services.

(9)    Guarantor Subsidiaries
       ----------------------

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

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(9)    Guarantor Subsidiaries (continued)

                                                     Condensed Consolidating Balance Sheet (in thousands)
                                                 -----------------------------------------------------------
                                                                      March 31 ,1999
                                                 -----------------------------------------------------------
                                                                                     Non
Assets                                            Insilco         Guarantors      Guarantors     Consolidated
------                                           ---------        ----------      ----------     ------------
Current assets:
   Cash and cash equivalents                      $   7,016               56           1,450           8,522
   Accounts receivable                                  145           81,453           4,961          86,559
   Inventories                                           --           78,884           2,528          81,412
   Deferred taxes                                     2,001               --              --           2,001
   Prepaid expenses and other                         1,415           10,059              67          11,541
                                                  ---------        ---------       ---------       ---------

        Total current assets                         10,577          170,452           9,006         190,035

Property, plant and equipment, net                      190          107,262          10,391         117,843
Deferred taxes                                        5,394              101              --           5,495
Other assets and deferred charges                    13,804           34,195           3,211          51,210
                                                  ---------        ---------       ---------       ---------

        Total assets                              $  29,965          312,010          22,608         364,583
                                                  =========        =========       =========       =========

Liabilities and Stockholder's Equity
------------------------------------
  (Deficit)
  ---------
Current liabilities:
   Current portion of long-term debt              $   1,250               14              --           1,264
   Accounts payable                                      --           36,132           3,163          39,295
   Customer deposits                                     --           40,737              --          40,737
   Accrued expenses and other                         9,716           25,396             999          36,111
                                                  ---------        ---------       ---------       ---------

        Total current liabilities                    10,966          102,279           4,162         117,407

Long-term debt, less current portion                334,251              196              --         334,447
Other long-term obligations, excluding
  current portion                                    27,135           18,751              69          45,955
Intercompany payable                               (120,529)         105,845          17,642           2,958
                                                  ---------        ---------       ---------       ---------

        Total liabilities                           251,823          227,071          21,873         500,767

Stockholder's equity (deficit)                     (221,858)          84,939             735        (136,184)
                                                  ---------        ---------       ---------       ---------

        Total liabilities and stockholder's
          equity (deficit)                        $  29,965          312,010          22,608         364,583
                                                  =========        =========       =========       =========

                                                        Condensed Consolidating Balance Sheet (in thousands)
                                                    ----------------------------------------------------------
                                                                         December 31, 1998
                                                    ----------------------------------------------------------
                                                                                        Non
Assets                                               Insilco        Guarantors       Guarantors    Consolidated
------                                              ---------       ----------       ----------    ------------
Current assets:
   Cash and cash equivalents                        $   6,472               23             935           7,430
   Accounts receivable                                  2,131           76,899           5,158          84,188
   Inventories                                             --           61,178           3,387          64,565
   Deferred taxes                                       6,143               --              --           6,143
   Prepaid expenses and other                             838            3,506              43           4,387
                                                    ---------        ---------       ---------       ---------

        Total current assets                           15,584          141,606           9,523         166,713

Property, plant and equipment, net                        208          103,061          11,487         114,756
Deferred taxes                                          1,517               --              --           1,517
Other assets and deferred charges                      14,035           22,463           3,542          40,040
                                                    ---------        ---------       ---------       ---------

        Total assets                                   31,344          267,130          24,552         323,026
                                                    =========        =========       =========       =========

Liabilities and Stockholder's Equity
------------------------------------
  (Deficit)
  ---------
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
                                                    =========        =========       =========       =========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(9)     Guarantor Subsidiaries (continued)


                                           Condensed Consolidating Statement of Operations (in thousands)
                                           --------------------------------------------------------------
                                                          Three Months Ended March 31, 1999
                                           --------------------------------------------------------------
                                                                               Non
                                               Insilco      Guarantors      Guarantors    Consolidated
                                               -------      ----------      ----------    ------------
Sales                                         $     --         118,617           8,282         126,899
Cost of products sold                               --          89,405           6,600          96,005
Depreciation and amortization                       18           4,445             395           4,858
Selling, general and administrative
  expenses                                       2,047          14,986             681          17,714
                                              --------        --------        --------        --------


      Operating income (loss)                   (2,065)          9,781             606           8,322

Other income expense:
   Interest expense                             (8,603)             (9)             --          (8,612)
   Interest income                                  16              16             (17)             15
   Other income, net                               158             933              43           1,134
                                              --------        --------        --------        --------

      Income (loss) before income taxes        (10,494)         10,721             632             859

Income tax benefit (expense)                     2,981          (3,319)             --            (338)
                                              --------        --------        --------        --------


      Net income (loss)                       $ (7,513)          7,402             632             521
                                              ========        ========        ========        ========


                                              Condensed Consolidating Statement of Operations (in thousands)
                                              --------------------------------------------------------------
                                                            Three Months Ended March 31, 1998
                                              --------------------------------------------------------------
                                                                                    Non
                                                   Insilco      Guarantors      Guarantors    Consolidated
                                                   -------      ----------      ----------    ------------
Sales                                                   --         110,098           7,207         117,305
Cost of products sold                                   --          80,206           5,412          85,618
Depreciation and amortization                           18           3,729             493           4,240
Selling, general and administrative
  expenses                                           2,849          14,077             746          17,672
                                                  --------        --------        --------        --------


      Operating income (loss)                       (2,867)         12,086             556           9,775

Other income expense:
   Interest expense                                 (6,875)             12             (14)         (6,877)
   Interest income                                      11              11              29              51
   Other income, net                                   978             270              81           1,329
                                                  --------        --------        --------        --------

      Income (loss) before income taxes             (8,753)         12,379             652           4,278

Income tax benefit (expense)                         2,512          (4,040)             31          (1,497)
                                                  --------        --------        --------        --------


      Net income (loss)                             (6,241)          8,339             683           2,781
                                                  ========        ========        ========        ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(9)    Guarantor Subsidiaries (continued)

                        Condensed Statement of Cash Flows
                        Three Months Ended March 31, 1999
                                 (In thousands)

                                                                                         Non
                                                           Insilco      Guarantors    Guarantors      Total
                                                           -------      ----------    ----------      -----
         Net cash provided by (used in)
          operating activities                             $(15,328)       13,968           733          (627)
                                                           --------      --------      --------      --------

Cash flows used in investing activities:
   Acquisitions, net of cash                                (23,753)           --            --       (23,753)
   Capital expenditures, net                                     --        (3,092)         (174)       (3,266)
   Other investing activities                                 2,866            --            --         2,866
                                                           --------      --------      --------      --------

       Net cash used in investing activities                (20,887)       (3,092)         (174)      (24,153)
                                                           --------      --------      --------      --------

Cash flows provided by (used in) financing activities:
   Proceeds from revolving credit facility                   26,819            --            --        26,819
   Intercompany transfer of funds                            10,843       (10,843)           --            --
   Funds deposited in excess of retired 10 1/4% Notes         2,032            --            --         2,032
   Retirement of 10 1/4% Notes                               (1,500)           --                      (1,500)
   Payment of prepetition liabilities                        (1,086)           --            --        (1,086)
   Repayment of long term debt                                 (316)           --            --          (316)
   Loan from Insilco Holding Co.                                (33)           --            --           (33)
                                                           --------      --------      --------      --------

         Net cash provided by (used in)
           financing activities                              36,759       (10,843)           --        25,916
                                                           --------      --------      --------      --------

Effect of exchange rate changes on cash                          --            --           (44)          (44)
                                                           --------      --------      --------      --------

         Net increase in cash and cash equivalents              544            33           515         1,092

Cash and cash equivalents at  beginning of period             6,472            23           935         7,430
                                                           --------      --------      --------      --------

Cash and cash equivalents at end of period                 $  7,016            56         1,450         8,522
                                                           ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999

(9) Guarantor Subsidiaries (continued)

                       Condensed Statement of Cash Flows
                       Three Months Ended March 31, 1998
                                 (In thousands)


                                                                                         Non
                                                            Insilco     Guarantors    Guarantors       Total
                                                           ---------    ----------    ----------     --------
         Net cash provided by (used in)
          operating activities                             $(16,343)        4,661           460       (11,222)
                                                           --------      --------      --------      --------

Cash flows used in investing activities:
   Capital expenditures, net                                    (17)       (5,695)         (101)       (5,813)
   Other investing activities                                 1,193            --            --         1,193
                                                           --------      --------      --------      --------

         Net cash provided by (used in)
          investing activities                                1,176        (5,695)         (101)       (4,620)
                                                           --------      --------      --------      --------

Cash flows provided by (used in) financing activities:
   Proceeds from revolving credit facility                   12,125            --            --        12,125
   Proceeds from stock option exercise                        2,549            --            --         2,549
   Intercompany transfer of funds                            (2,435)        2,435            --            --
   Payment of prepetition liabilities                        (1,647)           --            --        (1,647)
   Repayment of long-term debt                                  (25)           --            --           (25)
                                                           --------      --------      --------      --------

         Net cash used in financing activities               10,567         2,435            --        13,002
                                                           --------      --------      --------      --------

Effect of exchange rate changes on cash                          --            --           (34)          (34)
                                                           --------      --------      --------      --------

         Net increase (decrease) in cash
              and cash equivalents                           (4,600)        1,401           325        (2,874)

Cash and cash equivalents at beginning of period              9,809          (185)        1,027        10,651
                                                           --------      --------      --------      --------

Cash and cash equivalents at end of period                 $  5,209         1,216         1,352         7,777
                                                           ========      ========      ========      ========

                       INDEPENDENT AUDITORS' REVIEW REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
INSILCO CORPORATION:

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1999, except as to the first paragraph of Note 7, which is as of March 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Columbus, Ohio
May 3, 1999                                                             KPMG LLP

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The Company consummated several material transactions in 1998 that resulted in significant changes to its debt and capital structure. As a result of these transactions, the Company's condensed consolidated results for the three months ended March 31, 1999 and 1998 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, and additional details are presented in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The discussion that follows is based on a management approach and is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for summary financial information by business segment.

Consolidated Results of Operations. Net sales for the three months ended March 31, 1999 increased $9.6 million, or 8% , to $126.9 million from $117.3 million in the same period last year. The increase in sales was due to higher sales from all segments. Sales in the Automotive Components segment increased $2.4 million or 4% over last year due to higher transmission component, heat exchanger tubing, and vehicle heat exchanger sales. Sales in the Technologies segment increased $5.2 million or 10%. Contributing to this increase in sales was the January 25, 1999 acquisition of EFI. Seasonal sales from the Specialty Publishing segment increased 28% due to the timing of yearbook shipments. Finally, other segment sales, which include tubing-mill machinery and equipment and welded stainless steel tubing products, increased a combined $0.5 million, or 7%.

Operating income for the three months ended March 31, 1999 decreased $1.5 million, or 15%, to $8.3 million from $9.8 million in the same period last year. Operating income in the Automotive Components segment decreased $0.5 million, or 8%. This decrease was due to lower aftermarket sales, which generally provide higher margins, and was partially offset by improved margins on vehicle heat exchangers. Operating income from the Technologies segment declined $1.6 million or 26%. This decline was due to lower absorption of stamping, cable assembly and transformer overhead. Operating income from the Specialty Publishing segment was down $0.2 million from last year due to the timing of the recognition of certain expenses. Other segment operating income increased $0.4 million, as a result of a lower operating loss from the Company's tube-mill equipment and machinery product line.

Interest expense for the period increased $1.7 million to $8.6 million from $6.9 million last year, reflecting higher interest rates on the Company's 1998 debt offerings and higher debt levels as a result of the EFI acquisition in January 1999 and the August 1998 Mergers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

The Company had an income tax expense for the period of $0.3 million compared to an expense of $1.5 million last year due to lower pre-tax earnings in the first quarter of 1999.

Automotive Components Segment. Net sales for the three months ended March 31, 1999 increased $2.4 million, or 4%, to $56.9 million from $54.5 million in the same period last year. This increase was due to higher transmission component, heat exchanger tubing, and vehicle heat exchanger sales, which were up 3%, 12%, and 12%, respectively. Partially offsetting these sales was a 20% decrease in industrial radiator sales due to a general softness in this market sector.

Operating income for the period decreased $0.5 million, or 8%, to $6.0 million from $6.5 million last year. The decrease was due to lower aftermarket sales which generally provide higher margins, and lower absorption of heat exchanger overhead, due to lower sales of industrial radiators. These decreases were partial offset by improve margins of vehicle heat exchangers. Operating income as a percent of sales fell to 10.5% from 11.9%, reflecting the mix change and lower overhead absorption.

Technologies Segment. Net sales for the period increased $5.2 million, or 10%, to $55.4 million from $50.2 million last year. Sales from the acquisition of EFI and the acquisition of two cable assembly facilities in Ireland, which were all purchased after March 31, 1998, accounted for $6.5 million and $2.8 million, respectively, in new revenues. In addition, connector sales continue to remain strong and were up 9% from last year. Offsetting these gains were lower transformer, cable assembly, and precision stampings sales, which were collectively down 14% from last year.

Operating income for the three months ended March 31, 1999 decreased $1.6 million, or 26%, to $4.8 million from $6.4 million the same period last year. The decline in operating income was due to lower absorption of stamping, cable assembly, and transformer overhead. Operating profit as a percent of sales fell to 8.5% from 12.8%, reflecting the lower overhead absorption and pricing pressure on connector products.

Specialty Publishing Segment. Seasonal sales for the three months ended March 31, 1999 increased $1.5 million, or 28%, to $6.5 million from $5.0 million last year due to the timing of yearbook shipments.

The seasonal operating loss for the period increased $0.2 million to $0.6 million from $0.4 million last year due to the timing of the recognition of certain expenses. The company expects to finish its spring season with higher on-time deliveries and lower expediting costs, which are expected to increase operating income as compared to last year.

Other Segment. Net sales for the three months ended March 31, 1999 increased $0.5 million, or 7%, to $8.1 million from $7.6 million last year. Sales of tubing-mill machinery and equipment and welded stainless steel tubing products increased 13.2% and 5.6%, respectively.

Operating income for the period increased $0.4 million to $0.5 million from $0.1 million last year as a result of a lower operating loss from the Company's tube-mill equipment and machinery product line.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the three months ended March 31, 1999, net cash used in operating activities was $0.7 million compared to $11.2 million used in operating activities during same period last year. The $10.5 million reduction in cash requirements was due to improved working capital management, primarily accounts receivable and accounts payable. In addition, the Company received higher customer deposits from its Specialty Publishing customers.

On February 16, 1999, the Company paid $3.8 million in cash as its semi-annual payment of interest on its 12% Senior Subordinated Notes due 2007.

Investing Activities. Capital expenditures for the period were $2.5 million less than the comparable period for 1998. The Company expects its 1999 capital expenditures to be flat compared to 1998. Capital spending allocations during the period were 46% to the Automotive Components segment and 47% to the Technologies segment.

The Company's acquisition of EFI was funded by borrowings under its Revolving Credit Facility (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). In addition, the Company received a cash dividend of $2.9 million from its investment in Thermalex compared to a $1.3 million dividend received in the first quarter of 1998.

Financing Activities. During the period, the Company purchased $1.5 million of outstanding 10 1/4% Senior Notes. The Company also paid cash of $0.3 million in principal on its Term Loan Facility.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes and debt repayment for the foreseeable future.

Accumulated Deficit. At March 31, 1999, the Company had a stockholders' deficit totaling $136.2 million, which is a result of both the Mergers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) and the 1997 share repurchases as describe in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

The Company's general policy is to use foreign currency borrowings as needed to finance its foreign currency denominated assets. The Company uses such borrowings to reduce its asset exposure to the effects of changes in exchange rates - not as speculative investments. As of March 31, 1999, the Company did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the first quarter of 1999, the Company had $ 215.7 million in variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million. As of March 31, 1999, the Company had no interest rate derivative instruments in place for managing interest rate risks.

THE YEAR 2000 ISSUES

As is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company commenced an assessment in 1996 of the potential effects of the Year 2000 issue on the Company's business, financial condition and results of operations. To date, the costs incurred to implement the Company's Year 2000 compliance program have been immaterial. Management estimates these costs will remain immaterial through its completion of the program. Management's assessment of the risks associated with its Year 2000 program and the status of the Company's contingency plans are unchanged from that described in the 1998 Annual Report on Form 10-K.

The Company's plans to complete its Year 2000 compliance program are based on management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Therefore, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about Year 2000 should be read in conjunction with the Company's disclosures under the heading Forward Looking Information.

FORWARD-LOOKING INFORMATION.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information called for by this item is provided under the caption "Market Risk and risk Management" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          (None)

ITEM 2.   CHANGES IN SECURITIES
          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          (None)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          (None)

ITEM 5.   OTHER INFORMATION
          (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   -   Financial Data Schedule

     (b)  Reports on Form 8-K

          (None)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INSILCO CORPORATION

Date: May 17, 1999                                  By: /s/ David A. Kauer
                                                       ------------------------
                                                       David A. Kauer
                                                       Vice President and
                                                        Chief Financial Officer