Form 10-Q
period 1999-09-30
INSILCO CORP/DE/
filed 1999-11-09
CIK 863204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 1999, 100 shares of common stock, $.001 par value, were outstanding.

                      INSILCO CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




PART I.   FINANCIAL INFORMATION                                             Page
-------------------------------                                             ----

Item 1.   Financial Statements (unaudited)                                    4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                20

Item 3.   Quantitative and Qualitative Disclosure About
          Market Risk                                                        26

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  27

Item 2.   Changes in Securities and Use of Proceeds                          27

Item 3.   Defaults upon Senior Securities                                    27

Item 4.   Submission of Matters to a Vote of Securities
          Holders                                                            27

Item 5.   Other Information                                                  27

Item 6.   Exhibits and Reports on Form 8-K                                   27

                      INSILCO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)                                 Page
          --------------------------------                                 ----

          Condensed Consolidated Balance Sheets at September 30,
          1999 and December 31, 1998                                          4

          Condensed Consolidated Statements of Operations for
          the three months and nine months ended September 30,
          1999 and 1998                                                       5

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1999 and 1998                   6

          Notes to the Condensed Consolidated Financial
          Statements                                                          7

          Independent Auditors' Review Report                                19

                      INSILCO CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      As of
                                                                          -------------------------------
                                                                          September 30,      December 31,
                                                                               1999             1998
                                                                          -------------      ------------
                                                                           (Unaudited)         (Note 1)
                                      Assets
                                      ------

Current assets:
    Cash and cash equivalents                                               $  14,734             7,430
    Trade receivables, net                                                     95,188            74,969
    Other receivables                                                          11,570             4,337
    Receivables from related party                                               --               4,882
    Inventories, net                                                           64,381            64,565
    Deferred taxes                                                              1,547             6,143
    Prepaid expenses and other current assets                                   4,563             4,387
                                                                            ---------         ---------
    Total current assets                                                      191,983           166,713

Property, plant and equipment, net                                            125,048           114,756
Deferred taxes                                                                  6,206             1,517
Other assets and deferred charges                                              46,247            40,040
                                                                            ---------         ---------
    Total assets                                                            $ 369,484           323,026
                                                                            =========         =========

                     Liabilities and Stockholder's Deficit
                     -------------------------------------

Current liabilities:
    Current portion of long-term debt                                       $   1,264             1,265
    Accounts payable                                                           38,581            34,513
    Accrued expenses and other                                                 55,113            63,693
                                                                            ---------         ---------
    Total current liabilities                                                  94,958            99,471

Long-term debt, excluding current portion                                     355,530           311,144
Other long-term obligations, excluding current portion                         46,873            46,329
Amounts due to Insilco Holding Co.                                              2,980             2,991
Minority interest                                                                 100              --
Stockholder's deficit:
    Common stock, $.001 par value; 1,000 shares authorized; 100 shares
       issued and outstanding at September 30, 1999 and December 31, 1998        --                --
    Other stockholder's deficit                                              (130,957)         (136,909)

Contingencies (See Note 6)
                                                                            ---------         ---------
    Total liabilities and stockholder's deficit                             $ 369,484           323,026
                                                                            =========         =========


See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                -------------------------    ------------------------
                                                                    1999          1998           1999         1998
                                                                ------------   ----------    -----------  -----------
Sales                                                             $ 144,254      135,065        449,590      422,388
Cost of products sold (includes restructuring
 expenses of $0 and $3,156 for the three and nine
 months ended 1999, respectively)                                   107,394       98,072        327,216      298,743
Depreciation and amortization                                         5,722        5,144         17,507       15,787
Selling, general and administrative expenses
 (includes restructuring expenses of $0 and $211 for the
 three and nine months ended 1999, respectively)                     20,927       23,995         75,486       74,698
Merger fees                                                               -       19,549              -       20,890
Restructuring charge                                                  1,017            -          6,532            -
                                                                ------------   ----------    -----------  -----------

    Operating income (loss)                                           9,194      (11,695)        22,849       12,270

Other income expense:
    Interest expense                                                 (9,368)      (6,762)       (27,745)     (20,567)
    Interest income                                                      54           22            347           94
    Equity in net income of Thermalex                                   655          693          2,596        2,144
    Other income, net                                                 9,882          405         10,142        2,430
                                                                ------------   ----------    -----------  -----------

       Total other expense                                            1,223       (5,642)       (14,660)     (15,899)
                                                                ------------   ----------    -----------  -----------

    Income (loss) before income taxes                                10,417      (17,337)         8,189       (3,629)

Income tax (expense) benefit                                         (1,157)       5,280         (1,176)      (1,214)
                                                                ------------   ----------    -----------  -----------

    Net income (loss)                                             $   9,260      (12,057)         7,013       (4,843)
                                                                ============   ==========    ===========  ===========


See accompanying notes to the unaudited condensed consolidated financial statements.

                                       5

                      INSILCO CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                      -------------   ------------
Cash flows from operating activities:
    Net income (loss)                                                                 $      7,013         (4,843)
    Adjustments to reconcile net income to net cash used in
     operating activities:
      Depreciation and amortization                                                         17,507         15,787
      Deferred taxes                                                                             8            350
      Other noncash charges and credits                                                      1,509         (2,569)
      Gain on Sale of Romac and McKenica Equipment                                          (9,576)             -
      Change in operating assets and liabilities:
        Receivables                                                                        (17,663)       (16,665)
        Inventories                                                                          5,573             27
        Prepaids                                                                               244         (1,419)
        Payables                                                                             2,988         (3,133)
        Other current liabilities and other                                                 (9,582)       (10,439)
                                                                                      -------------   ------------
        Net cash used in operating activities                                               (1,979)       (22,904)
                                                                                      -------------   ------------
    Cash flows from investing activities:
      Proceeds from sale of Romac and McKenica equipment                                    18,115              -
      Other investing activities                                                             5,597            711
      Capital expenditures                                                                 (10,734)       (15,714)
      Acquisitions, net of cash acquired                                                   (48,695)             -
                                                                                      -------------   ------------
        Net cash used in investing activities                                              (35,717)       (15,003)
                                                                                      -------------   ------------
    Cash flows from financing activities:
      Proceeds from revolving credit facility                                               52,343         56,684
      Funds received from excess deposited for 10 1/4% bonds                                 2,032              -
      Proceeds from sale of minority interest                                                  100              -
      Loan (to) from Insilco Holding Co.                                                       (11)         3,500
      Payment of prepetition liabilities                                                    (1,086)        (2,735)
      Retirement of 10 1/4% bonds                                                           (1,526)             -
      Repurchase of common stock and equity units                                           (2,300)             -
      Retirement of long-term debt                                                          (4,639)        (1,171)
      Equity investment from Insilco Holding Co.                                                 -          3,668
      Proceeds from sale of common stock                                                         -          3,281
      Dividend to Insilco Holding Co.                                                            -        (30,856)
      Debt issuance and tender costs                                                             -           (580)
                                                                                      -------------   ------------
        Net cash provided by financing activities                                           44,913         31,791
                                                                                      -------------   ------------
Effect of exchange rate changes on cash                                                         87            124
                                                                                      -------------   ------------
        Net increase (decrease) in cash and cash equivalents                                 7,304         (5,992)
Cash and cash equivalents at beginning of period                                             7,430         10,651
                                                                                      -------------   ------------
Cash and cash equivalents at end of period                                            $     14,734          4,659
                                                                                      =============   ============
Interest paid                                                                         $     27,694         23,722
                                                                                      =============   ============
Income taxes paid                                                                     $        776          3,592
                                                                                      =============   ============


See accompanying notes to the unaudited condensed consolidated financial statements.

                                       6

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(1)     Basis of Presentation
        ---------------------
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

        The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        As a result of the transactions described in Note 2, Insilco Corporation and Subsidiaries (the "Company") is a wholly-owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)     Significant Transactions
        ------------------------
        The Company consummated several material transactions in 1998 that resulted in significant changes to its debt and capital structure. The following is a brief description of these transactions; for further information see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The Mergers. On August 17, 1998, the Company's management, Holdings and Silkworm Acquisition Corporation ("Silkworm"), an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners ("DLJMB"), completed a series of merger transactions. As a result, the Company became a wholly-owned subsidiary of Holdings and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three and nine months ended September 30, 1998, which assume these transactions occurred at the beginning of the period, and actual results for the three and nine months ended September 30, 1999, are as follows (in thousands):

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                    ----------------------    ----------------------
                                                       1999        1998          1999        1998
                                                    ----------  ----------    ----------  ----------
          Net sales                                  $144,254     135,065       449,590     422,388
          Income from continuing operations             9,260         384         7,013       7,720

(3)     Acquisitions
        ------------
         On July 20, 1999, the Company, through its wholly-owned subsidiary Insilco, executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly-owned subsidiary of Insilco, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. ("TTP"), is a wholly-owned subsidiary of Insilco and is a leading manufacturer of industrial oil coolers and other heat exchanger products. TTP is based in Racine, Wisconsin. The entire purchase price was financed from borrowings under the Company's Revolving Credit Facility.

        The gross purchase price paid by the Company was $26.5 million. The purchase price net of cash acquired and including estimated costs incurred directly related to the transaction was $23.3 million. The merger has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TTP have been included in the Company's consolidated financial statements from July 20, 1999. The preliminary excess of the purchase price over net identifiable assets acquired is $8.7 million, including costs for employee terminations of $0.1 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company expects any further purchase price adjustments to be completed within one year from the date of purchase.

        The following unaudited pro forma financial information for the three and nine months ended September 30 present the Company's combined results of operations as if the acquisition had occurred at the beginning of each period.

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                    ----------------------    ----------------------
                                                       1999        1998          1999        1998
                                                    ----------  ----------    ----------  ----------
          Net sales                                 $ 144,254     142,013       462,067     443,232
          Income (loss) from continuing operations      9,260     (11,872)        6,575      (5,980)

        On January 25, 1999, the Company purchased the stock of Eyelets for Industry, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The preliminary excess of the purchase price over the net identifiable assets acquired of $3.7 million includes costs for employee terminations, facility closure and related costs of $0.4 million and has been recorded as goodwill and is being amortized on a straight-line basis over 20 years and is pending the calculation

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

        of deferred taxes. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

(4)     Divestitures
        ------------
        On August 20, 1999, the Company sold the assets of its welded stainless steel tubing business (Romac) for $16.5 million, which resulted in a gain of approximately $9.2 million.

        On July 16, 1999, the Company sold certain assets and intellectual property relating to its heat exchanger machinery and equipment business (McKenica) for $1.7 million, which resulted in a gain of approximately $0.4 million.

        These gains are included in other income on the statement of operations and the proceeds from the sales were used to pay down $3.7 million of its Term Facility and the balance was used to pay down on the Company's Revolving Facility.

(5)     Inventories
        -----------
        Inventories consisted of the following (in thousands):

                                                    As of             As of
                                                 September 30,      December 31,
                                                     1999              1998
                                                  ----------         ---------
          Raw materials and supplies               $ 29,459            27,238
          Work-in-process                            17,998            23,559
          Finished goods                             16,924            13,768
                                                  ----------         ---------
              Total inventories                    $ 64,381            64,565
                                                  ==========         =========


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

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(7)     Segment Information
        -------------------
        There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's December 31, 1998 consolidated financial statements.

        Summary financial information by business segment is as follows (in thousands):

                                                       Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                   ---------------------------    ---------------------------
                                                      1999           1998            1999           1998
                                                   ------------  -------------    ------------  -------------
Net sales:
    Automotive Components                             $ 56,219         53,414         169,313        162,318
    Technologies                                        58,901         45,739         170,163        144,756
    Specialty Publishing                                25,981         27,381          92,047         91,922
    Other                                                3,153          8,531          18,067         23,392
                                                   ------------  -------------    ------------  -------------
      Total net sales                                 $144,254        135,065         449,590        422,388
                                                   ============  =============    ============  =============

Operating income:
    Automotive Components                              $ 4,287          5,389          16,289         18,390
    Technologies                                         5,695          4,802          15,207         17,380
    Specialty Publishing                                 1,580            740           8,846          5,739
    Other                                                  147            411             586            763
    Unallocated amounts:
      Corporate expenses                                (1,192)        (2,074)         (4,911)        (6,037)
      Significant legal, professional and
       merger expenses                                       -        (19,928)         (2,503)       (22,230)
      Severance, write-downs and other                  (1,323)        (1,035)        (10,665)        (1,735)
                                                   ------------  -------------    ------------  -------------
        Total operating income                           9,194        (11,695)         22,849         12,270
Interest expense                                        (9,368)        (6,762)        (27,745)       (20,567)
Interest income                                             54             22             347             94
Equity in net income of Thermalex                          655            693           2,596          2,144
Other income, net                                        9,882            405          10,142          2,430
                                                   ------------  -------------    ------------  -------------
      Income (loss) from operations
       before income taxes                            $ 10,417        (17,337)          8,189         (3,629)
                                                   ============  =============    ============  =============

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


        A summary of identifiable assets by segment follows (in thousands):

                                                  As of            As of
                                               September 30,     December 31,
                                                   1999             1998
                                               -------------    -------------

            Automotive Components                 $ 159,373         135,525
            Technologies                            130,839          96,742
            Specialty Publishing                     46,205          42,073
            Other                                        85          17,342
            Corporate                                32,982          31,344
                                               -------------    -------------
                Total                             $ 369,484         323,026
                                               =============    =============


       The significant increase in identifiable assets of Technologies and Automotive Components relates to the acquisition of EFI in January 1999 and Thermal Transfer in July 1999, respectively (see Note 3). The decrease in identifiable assets of other relates to the divestitures of the welded stainless steel tubing business in August 1999 and the heat exchanger machinery and equipment business in July 1999 (see Note 4).

(8)    Comprehensive Income
       --------------------
       Comprehensive income (loss) was $9,569,000 and ($12,171,000) for the three months ended September 1999 and 1998, respectively, including other comprehensive income consisting of foreign currency translation adjustments (losses) totaling $309,000 and ($114,000), respectively.

       Comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was $7,006,000 and ($4,867,000), respectively, including other comprehensive income consisting of foreign currency translation losses totaling ($7,000) and ($24,000), respectively.

(9)    Related Party Transactions
       --------------------------
       In the first quarter of 1999, the Company received from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998. In addition, the Company paid DLJSC advisory and retainer fees of $500,000 and $110,000, respectively, year-to-date September 30, 1999, and at September 30, 1999 had a payable to DLJSC of $225,000 of retainer fees for investment banking services.

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


(10)   Guarantor Subsidiaries
       ----------------------
       In connection with the November 1998 sale of $120 million of 12% Notes, the Company permitted its wholly-owned domestic subsidiaries ("Guarantors") to unconditionally guarantee the 12% Notes on a senior subordinated basis.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(10)   Guarantor Subsidiaries (continued)

                                                      Condensed Consolidating Balance Sheet (in thousands)
                                                    ----------------------------------------------------------
                                                                        September 30, 1999
                                                    ----------------------------------------------------------
                                                                                      Non-
                                                      Insilco       Guarantors     Guarantors    Consolidated
                                                      -------       ----------     ----------    ------------
Assets:
Current assets:
Cash and cash equivalents                            $  10,344           1,622          2,768         14,734
Accounts receivable                                        250         102,063          4,445        106,758
Inventories                                               --            62,266          2,115         64,381
Deferred taxes                                           1,547            --             --            1,547
Prepaid expenses and other                                 225           4,204            134          4,563
                                                     ---------       ---------      ---------      ---------
   Total current assets                                 12,366         170,155          9,462        191,983

Property, plant and equipment, net                         123         114,703         10,222        125,048
Deferred taxes                                           6,105             101           --            6,206
Other assets and deferred charges                       14,388          28,713          3,146         46,247
                                                     ---------       ---------      ---------      ---------
   Total assets                                      $  32,982         313,672         22,830        369,484
                                                     =========       =========      =========      =========
Liabilities and Stockholder's Equity  (Deficit)
Current liabilities:
Current portion of long-term debt                    $   1,250              14           --            1,264
Accounts payable                                          --            36,038          2,543         38,581
Customer deposits                                         --             6,025             41          6,066
Accrued expenses and other                              10,366          37,510          1,171         49,047
                                                     ---------       ---------      ---------      ---------
   Total current liabilities                            11,616          79,587          3,755         94,958

Long-term debt, less current portion                   355,341             189           --          355,530
Other long-term obligations, excluding
   current portion, and minority interest               27,787          19,186           --           46,973
Intercompany payable                                  (141,834)        126,349         18,465          2,980
                                                     ---------       ---------      ---------      ---------
   Total liabilities                                   252,910         225,311         22,220        500,441

Stockholder's equity (deficit)                        (219,928)         88,361            610       (130,957)
                                                     ---------       ---------      ---------      ---------

Total liabilities and
   stockholder's equity (deficit)                    $  32,982         313,672         22,830        369,484
                                                     =========       =========      =========      =========



                                                    Condensed Consolidating Balance Sheet (in thousands)(Cont.)
                                                    -----------------------------------------------------------
                                                                        December 31, 1998
                                                    -----------------------------------------------------------
                                                                                      Non-
                                                      Insilco       Guarantors     Guarantors    Consolidated
                                                      -------       ----------     ----------    ------------
Assets:
Current assets:
Cash and cash equivalents                            $   6,472              23            935          7,430
Accounts receivable                                      2,131          76,899          5,158         84,188
Inventories                                               --            61,178          3,387         64,565
Deferred taxes                                           6,143            --             --            6,143
Prepaid expenses and other                                 838           3,506             43          4,387
                                                     ---------       ---------      ---------      ---------
   Total current assets                                 15,584         141,606          9,523        166,713

Property, plant and equipment, net                         208         103,061         11,487        114,756
Deferred taxes                                           1,517            --             --            1,517
Other assets and deferred charges                       14,035          22,463          3,542         40,040
                                                     ---------       ---------      ---------      ---------
   Total assets                                      $  31,344         267,130         24,552        323,026
                                                     =========       =========      =========      =========
Liabilities and Stockholder's Equity  (Deficit)
Current liabilities:
Current portion of long-term debt                    $   1,250              15           --            1,265
Accounts payable                                          --            31,097          3,416         34,513
Customer deposits                                         --            24,981           --           24,981
Accrued expenses and other                              12,411           5,360         20,941         38,712
                                                     ---------       ---------      ---------      ---------
   Total current liabilities                            13,661          61,453         24,357         99,471

Long-term debt, less current portion                   310,945             199           --          311,144
Other long-term obligations, excluding
   current portion, and minority interest               13,243          32,938            148         46,329
Intercompany payable                                   (79,887)         82,878           --            2,991
                                                     ---------       ---------      ---------      ---------
   Total liabilities                                   257,962         177,468         24,505        459,935

Stockholder's equity (deficit)                        (226,618)         89,662             47       (136,909)
                                                     ---------       ---------      ---------      ---------
Total liabilities and
   stockholder's equity (deficit)                    $  31,344         267,130         24,552        323,026
                                                     =========       =========      =========      =========

                                       13

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(10)   Guarantor Subsidiaries (continued)

                                                 Condensed Consolidating Statement of Operations (in thousands)
                                            ---------------------------------------------------------------------
                                                              Three Months Ended September 30, 1999
                                            ---------------------------------------------------------------------
                                                                                     Non-
                                               Insilco        Guarantors          Guarantors       Consolidated
                                            -------------    -------------       ------------     ---------------
Sales                                         $   --              136,585              7,669            144,254
Cost of products sold                             --              101,184              6,210            107,394
Depreciation and amortization                        9              5,309                404              5,722
Selling, general and administrative
   expenses                                      1,108             19,188                631             20,927
Merger fees                                       --                 --                 --                 --
Restructuring charge                               535                482               --                1,017
                                            -------------    -------------       ------------     ---------------

Operating income (loss)                         (1,652)            10,422                424              9,194

Other income expense:
   Interest expense                             (9,197)              (148)               (23)            (9,368)
   Interest income                                  21                 25                  8                 54
   Other income, net                             9,466                988                 83             10,537
                                            -------------    -------------       ------------     ---------------

   Income (loss) before income taxes            (1,362)            11,287                492             10,417

Income tax benefit (expense)                     2,101             (3,258)              --               (1,157)
                                            -------------    -------------       ------------     ---------------

   Net income (loss)                          $    739              8,029                492              9,260
                                            =============    =============       ============     ===============


                                            Condensed Consolidating Statement of Operations (in thousands)(Cont.)
                                            ---------------------------------------------------------------------
                                                              Three Months Ended September 30, 1998
                                            ---------------------------------------------------------------------
                                                                                     Non-
                                               Insilco        Guarantors          Guarantors       Consolidated
                                            -------------    -------------       ------------     ---------------
Sales                                         $   --              126,804              8,261            135,065
Cost of products sold                             --               91,485              6,587             98,072
Depreciation and amortization                       18              4,732                394              5,144
Selling, general and administrative
   expenses                                      3,070             20,238                687             23,995
Merger fees                                     19,549               --                 --               19,549
Restructuring charge                              --                 --                 --                 --
                                              --------           --------           --------           --------

Operating income (loss)                        (22,637)            10,349                593            (11,695)

Other income expense:
   Interest expense                             (6,627)              (129)                (6)            (6,762)
   Interest income                                   9                  8                  5                 22
   Other income, net                               465                602                 31              1,098
                                              --------           --------           --------           --------

   Income (loss) before income taxes           (28,790)            10,830                623            (17,337)

Income tax benefit (expense)                     8,609             (3,329)              --                5,280
                                              --------           --------           --------           --------

   Net income (loss)                          $(20,181)             7,501                623            (12,057)
                                              ========           ========           ========           ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(10)   Guarantor Subsidiaries (continued)

                                                 Condensed Consolidating Statement of Operations (in thousands)
                                            ---------------------------------------------------------------------
                                                               Nine Months Ended September 30, 1999
                                            ---------------------------------------------------------------------
                                                                                     Non-
                                               Insilco        Guarantors          Guarantors       Consolidated
                                            -------------    -------------       ------------     ---------------
Sales                                         $   --              425,199             24,391            449,590
Cost of products sold                             --              307,637             19,579            327,216
Depreciation and amortization                       41             16,290              1,176             17,507
Selling, general and administrative
   expenses                                      7,495             66,005              1,986             75,486
Merger fees                                       --                 --                 --                 --
Restructuring charge                             3,450              3,082               --                6,532
                                              --------           --------           --------           --------

Operating income (loss)                        (10,986)            32,185              1,650             22,849

Other income expense:
   Interest expense                            (27,206)              (516)               (23)           (27,745)
   Interest income                                 298                 54                 (5)               347
   Other income, net                             9,588              2,999                151             12,738
                                              --------           --------           --------           --------

   Income (loss) before income taxes           (28,306)            34,722              1,773              8,189

Income tax benefit (expense)                    10,079            (11,255)              --               (1,176)
                                              --------           --------           --------           --------

   Net income (loss)                          $(18,227)            23,467              1,773              7,013
                                              ========           ========           ========           ========



                                            Condensed Consolidating Statement of Operations (in thousands)(Cont.)
                                            ---------------------------------------------------------------------
                                                             Nine Months Ended September 30, 1998
                                            ---------------------------------------------------------------------
                                                                                     Non-
                                               Insilco        Guarantors          Guarantors       Consolidated
                                            -------------    -------------       ------------     ---------------

Sales                                         $   --              398,504             23,884            422,388
Cost of products sold                             --              280,068             18,675            298,743
Depreciation and amortization                       54             14,341              1,392             15,787
Selling, general and administrative
   expenses                                      8,350             64,292              2,056             74,698
Merger fees                                     20,890               --                 --               20,890
Restructuring charge                              --                 --                 --                 --
                                              --------           --------           --------           --------

Operating income (loss)                        (29,294)            39,803              1,761             12,270

Other income expense:
   Interest expense                            (20,131)              (403)               (33)           (20,567)
   Interest income                                  25                 25                 44                 94
   Other income, net                             2,608              1,775                191              4,574
                                              --------           --------           --------           --------

   Income (loss) before income taxes           (46,792)            41,200              1,963             (3,629)

Income tax benefit (expense)                    12,099            (13,345)                32             (1,214)
                                              --------           --------           --------           --------

   Net income (loss)                          $(34,693)            27,855              1,995             (4,843)
                                              ========           ========           ========           ========


                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(10)   Guarantor Subsidiaries (continued)

                        Condensed Statement of Cash Flows
                  For the Nine Months Ended September 30, 1999
                                 (In thousands)

                                                                                                Non-
                                                                 Insilco       Guarantors    Guarantors     Consolidated
                                                             --------------- -------------- -------------  ---------------
Net cash provided by (used in)
   operating activities                                      $      (23,815)        19,331         2,505           (1,979)
                                                             --------------- -------------- -------------  ---------------
Cash flows used in investing activities:
   Proceeds from sale of Romac and McKenica equip.                   18,115              -             -           18,115
   Other investing activities                                         5,597             -              -            5,597
   Capital expenditures, net                                             (9)        (9,966)         (759)         (10,734)
   Acquisitions, net of cash                                        (48,695)             -             -          (48,695)
                                                             --------------- -------------- -------------  ---------------
   Net cash used in investing activities                            (24,992)        (9,966)         (759)         (35,717)
                                                             --------------- -------------- -------------  ---------------
Cash flows provided by (used in)
   financing activities:
       Proceeds from revolving credit facility                       52,343              -             -           52,343
       Intercompany transfer of funds                                 7,758         (7,758)            -                -
       Funds deposited in excess of retired 10 1/4% Notes             2,032              -             -            2,032
       Proceeds from sale of minority interest                          100              -             -              100
       Loan to Insilco Holding Co.                                      (11)             -             -              (11)
       Payment of prepetition liabilities                            (1,086)             -             -           (1,086)
       Retirement of 10 1/4% Notes                                   (1,526)             -             -           (1,526)
       Repurchase of common stock and equity units                   (2,300)             -             -           (2,300)
       Repayment of long term debt                                   (4,631)            (8)            -           (4,639)
                                                             --------------- -------------- -------------  ---------------
         Net cash provided by (used in)
            financing activities                                     52,679         (7,766)            -           44,913
                                                             --------------- -------------- -------------  ---------------
Effect of exchange rate changes on cash                                   -              -            87               87
                                                             --------------- -------------- -------------  ---------------

Net increase in cash
   and cash equivalents                                               3,872          1,599         1,833            7,304
Cash and cash equivalents at
   beginning of the period                                            6,472             23           935            7,430
                                                             --------------- -------------- -------------  ---------------
Cash and cash equivalents
    at end of the period                                     $       10,344          1,622         2,768           14,734
                                                             =============== ============== =============  ===============

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(10)   Guarantor Subsidiaries (continued)


                        Condensed Statement of Cash Flows
                      Nine Months Ended September 30, 1998
                                 (In thousands)

                                                                                                 Non-
                                                                Insilco       Guarantors      Guarantors     Consolidated
                                                            --------------- --------------   -------------  --------------
Net cash provided by (used in)
   operating activities                                     $      (34,844)        11,224             716         (22,904)
                                                            --------------- --------------   -------------  --------------

Cash flows used in investing activities:
   Other investing activities                                          711              -              -              711
   Capital expenditures, net                                           (40)       (15,276)           (398)        (15,714)
                                                            --------------- --------------   -------------  --------------
   Net cash provided by (used in) investing activities                 671        (15,276)           (398)        (15,003)
                                                            --------------- --------------   -------------  --------------

Cash flows provided by financing activities:
        Proceeds from revolving credit facility                     56,684              -               -          56,684
        Equity investment from Holding Co.                           3,668              -               -           3,668
        Loan from Insilco Holding Co.                                3,500              -               -           3,500
        Proceeds from stock option exercise                          3,281              -               -           3,281
        Repayment of long term debt                                    (25)        (1,146)              -          (1,171)
        Debt issuance and tender costs                                (580)             -               -            (580)
        Payment of prepetition liabilities                          (2,735)             -               -          (2,735)
        Intercompany transfer of funds                              (3,280)         3,280               -               -
        Dividend from Holding Co.                                  (30,856)             -               -         (30,856)
          Net cash provided by
                                                            --------------- --------------   -------------  --------------
            financing activities                                    29,657          2,134               -          31,791
                                                            --------------- --------------   -------------  --------------
Effect of exchange rate changes on cash                                  -              -             124             124
                                                            --------------- --------------   -------------  --------------

Net increase (decrease) in cash
   and cash equivalents                                             (4,516)        (1,918)            442          (5,992)
Cash and cash equivalents at
   beginning of the period                                           9,809           (185)          1,027          10,651
                                                            --------------- --------------   -------------  --------------
Cash and cash equivalents
    at end of the period                                    $        5,293         (2,103)          1,469           4,659
                                                            =============== ==============   =============  ==============

                      INSILCO CORPORATION AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

(11)     Restructuring and Plant Closing Costs
         -------------------------------------
         During the quarter ended September 30, 1999, the Company recorded $1,017,000 of restructuring and plant closing costs relating to its Corporate office restructuring and the announced closing of its Duncan, South Carolina heat exchanger tubing manufacturing facility. These costs include $845,000 of employee separation costs, $104,000 in plant closing costs and $68,000 of noncash asset impairment costs.

         For the nine months ended September 30, 1999, the Company recorded $9,899,000 of restructuring and plant closing costs relating to corporate staff reductions, restructuring of certain heat exchanger and tubing manufacturing facilities and the closure of its heat exchanger machinery and equipment manufacturing operation (McKenica) with the objective of lowering operating costs and focusing resources on core business units.

         The cost of these actions has been reflected in cost of sales ($3,156,000), SG&A ($211,000) and restructuring and plant closing costs ($6,532,000). The charge consists of employee separation costs of $3,885,000, asset impairments of $922,000, remaining noncancellable lease costs $1,267,000, other exit costs of $1,467,000 and non cash charges of $2,358,000. Employee separations occurred at manufacturing facilities affected by the plan and at the corporate office. The decision to exit the heat exchanger machinery and equipment business decreased cash flows triggering the asset impairment. The amount of impairment of such assets was based on the estimated net realizable market value of the assets. Other exit costs consist of warranty reserves and losses on remaining percentage of completion contracts. Non cash charges consist of inventory write-downs and receivable write-offs.

         As of September 30, 1999, the Company has an accrual of $3,396,00 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of the accrual is as follows:

                                                        As of                                            As of
                                                       December                           Cash         September
                                                       31, 1998        Accruals         Outlays         30, 1999
                                                     -------------   --------------   -------------   -------------
Restructuring charges:
   Employee separations                              $          -            3,885          (2,176)          1,709
   Other exit costs                                             -            1,467            (931)            536
   Remaining noncancellable lease costs                         -            1,267            (116)          1,151
                                                     -------------   -------------    -------------   -------------
     Restructuring costs                             $          -            6,619          (3,223)          3,396
                                                     =============   --------------   =============   =============
   Noncash charges                                                           2,358
   Asset impairments                                                           922
                                                                     --------------
     Total restructuring and plant closing  costs                            9,899
                                                                     ==============

         The headcount reduction from these activities was approximately 171 employees.

                       INDEPENDENT AUDITORS' REVIEW REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDER
INSILCO CORPORATION:

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
November 3, 1999                                            /s/   KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

                                    OVERVIEW

The Company consummated several material transactions in 1998 that resulted in significant changes to its debt and capital structure and acquired and divested certain operations during 1999. As a result of these transactions, the Company's condensed consolidated results for the three-month and nine-month periods ended September 30, 1999 and 1998 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, and additional details are presented in Notes 2, 3, and 4 of the Notes to the Condensed Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The discussion that follows is based on a management approach and is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for summary financial information by business segment.

 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
 --------------------------------------------------------------------
 SEPTEMBER 30, 1998
 ------------------

CONSOLIDATED RESULTS OF OPERATIONS. Our results for the third quarter of 1999 were impacted by the following:

     o We incurred $0.8 million of severance costs relating to rationalization activities within our operating units and the reduction of our corporate office staff, which are included in severance, writedowns and other.

     o We incurred $0.5 million of restructuring charges relating to the closing of the Duncan, South Carolina based heat exchanger tubing manufacturing facility, which are also included in severance, writedowns and other.

     o On July 20, 1999, we acquired Thermal Transfer Products, LTD ("TTP") for $23.3 million, net of cash acquired, with borrowings under our Revolving Facility.

     o During the quarter, we sold the assets of our welded stainless steel tubing business for $16.5 million and sold certain assets and intellectual property of our heat exchanger machinery and equipment business for $1.7 million. The combined gain on these sales of $9.6 million is reflected in other income. The proceeds from these divestitures were used to pay down on our Revolving and Term Loan Facilities.

Similarly, our results for the third quarter of 1998 were impacted by the following:

o Merger fees relating to the August 1998 merger with DLJMB of $19.5 million were incurred and are included in significant legal, professional and merger expenses (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

o We incurred $0.4 million in legal fees relating to our antitrust cases and other significant legal cases; these expenses are included in significant legal, professional and merger expenses.

o We incurred $0.4 million in relocation expenses in consolidating our Great Lake and General ThermoDynamics company locations and this amount is included in severance, writedowns and other.

o We incurred severance costs relating to corporate staff reductions of $0.7 million and this amount is included in severance, writedowns and other.

Our net sales for the three months ended September 30, 1999 increased $9.2 million, or 7%, to $144.3 million from $135.1 million for the same period last year. Sales in the Automotive Components segment increased $2.8 million, or 5%, over last year. Sales in the Technologies segment increased $13.2 million or 29%. Contributing to these sales increases were $17.0 million from this year's acquisitions of EFI in January and TTP in July and lasts year's acquisition of two cable assembly operations in Ireland, which began reporting in the fourth quarter of 1998. Seasonal sales from the Specialty Publishing segment decreased by $1.4 million, or 5%, from last year, because of accelerated yearbook shipments in the previous quarters. Finally, other segment sales, which consisted of heat exchanger machinery and equipment and welded stainless steel tubing products, declined $5.4 million, or 63%, due to the divestiture of the welded stainless steel tubing products business and the heat exchanger machinery and equipment business.

Operating income for the three months ended September 30, 1999 increased $20.9 million to $9.2 million from a loss of ($11.7) million for the same period last year. The 1999 and 1998 results reflect $1.3 million and $21.0 million, respectively, in charges and expenses relating to the actions mentioned earlier. Without these charges, operating income for the three months ended September 30, 1999, would have increased $1.2 million to $10.5 million from $9.3 million for the same period last year. Operating income for the Automotive Components segment declined $1.1 million, or 20%, reflecting continued weakness in demand for aftermarket heat exchangers and tubing and lower sales of transmission components. Operating income from the Technologies segment increased $0.9 million, or 19%, as a result of improved power transformer margins, increased utilization of lower-cost manufacturing facilities, ongoing cost reductions and the results from the acquired businesses. Operating income from the Specialty Publishing segment rose $0.8 million, or 114%, as a result of process improvements and improved on-time deliveries. Other segment operating income decreased $0.3 million as a result of the divestitures. Lower corporate expenses reflect corporate staff reductions made at the end of June 1999.

Interest expense for the quarter ended September 30, 1999 increased $2.6 million to $9.4 million from $6.8 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and Thermal Transfer Products and the merger with DLJMB.

Other income increased $9.4 million due to the gain recorded on the sale of our welded stainless steel tubing products business (Romac), recorded in the current quarter.

We had an income tax expense for the period of $1.2 million compared to a benefit of $5.3 million last year due to the pre-tax loss in the third quarter of 1998. The effective income tax expense rate of 11% for the third quarter of 1999 increased from the 1998 third quarter income tax benefit rate of 30%. This increase was due to the increase in net income to $9.2 million for the third quarter of 1999 from the 1998 third quarter net loss of $12.1 million, primarily due to the gain on sale of the welded stainless steel tubing business in the quarter ended September 30, 1999.

AUTOMOTIVE COMPONENTS SEGMENT. Net sales for the quarter increased $2.8 million, or 5%, to $56.2 million from $53.4 million in the same period last year. Current quarter sales benefited $5.6 million from our acquisition of Thermal Transfer Products, which was acquired July 20, 1999. Weakness in demand for aftermarket heat exchangers and tubing and lower sales of transmission components, as well as an unfavorable foreign currency exchange rate relative to our Germany based business unit resulted in lower sales for the quarter.

Operating income for the period decreased $1.1 million, or 20%, to $4.3 million from $5.4 million last year. This decline was primarily the result of the lower sales, especially lower copper and brass tubing sales, which generally provide higher margins. Operating margins fell to 7.6% from 10.0% last year, reflecting the tubing mix change and lower sales.

TECHNOLOGIES SEGMENT. Net sales for the period increased $13.2 million, or 29%, to $58.9 million from $45.7 million last year. Sales from our acquisition of EFI and two cable assembly operations in Ireland, which began reporting after September 30, 1998, accounted for approximately $11.5 million in new revenues. Higher power transformer sales and domestic wire and cable assembly sales were partially offset by lower sales of patch cord assemblies. Connector sales continue to reflect pricing pressures on certain connector products.

Operating income for the quarter increased $0.9 million, or 19%, to $5.7 million from $4.8 million last year. The increase was due to the higher sales and the rationalization of our manufacturing facilities to better utilize our lower cost facilities, particularly for cable assemblies and transformer products and the results of the acquired businesses.

Operating margins fell to 9.7% from 10.5% last year reflecting product mix changes and pricing pressures on certain connector products.

SPECIALTY PUBLISHING SEGMENT. Sales decreased by $1.4 million, or 5%, from last year, because of accelerated yearbook shipments in the previous quarters.

Operating income rose $0.8 million, or 114%, reflecting cost reduction activities and productivity improvements implemented last year.

OTHER SEGMENT. Net sales declined $5.4 million, or 63%, to $3.1 million from $8.5 million last year. The decline was due to the divestiture of the welded stainless steel tubing products business and the heat exchanger machinery and equipment business.

Other segment operating income decreased $0.3 million to $0.1 million from $0.4 million last year as a result of the divestitures.

 NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
 ------------------------------------------------------------------
 SEPTEMBER 30, 1998
 ------------------

CONSOLIDATED RESULTS OF OPERATIONS. Our results for the first nine months of 1999 were impacted by the following:

o We announced the closing of our heat exchanger machinery and equipment business (McKenica) and took a $5.8 million charge relating to this action, which is included in severance, writedowns and other.

o We announced the closing of our Duncan, South Carolina heat exchanger tubing manufacturing facility and took a $0.5 million charge relating to this action, which is included in severance, writedowns and other.

o We announced the restructuring of our corporate staff and rationalized activities within our operating units and took a $4.3 million charge relating to this action, which is included in severance, writedowns and other.

o As part of our reorganization, we created a separate legal entity to better manage our future health care costs. Consulting fees relating to the analysis of potential cost benefits and the expense of establishing this subsidiary were $1.8 million and are included in significant legal, professional and merger expenses.

o We incurred $0.7 million of legal fees relating to our antitrust and other significant legal cases, which are included in significant legal, professional and merger expenses.

o During the period, we acquired EFI and TTP with $48.7 million of borrowings under our Revolving Facility.

o We sold the assets of our welded stainless steel tubing business for $16.5 million and sold certain assets and intellectual property of our heat exchanger machinery and equipment business for $1.7 million. The combined gain on these sales of $9.6 million is reflected in other income. The proceeds from these divestitures were used to pay down on our Revolving and Term Loan Facilities.

Similarly, our results for the first nine months of 1998 were impacted by the following:

o Merger fees relating to the August 1998 merger with DLJMB of $20.8 million were incurred and are included in significant legal, professional and merger expenses (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

o We incurred $1.4 million in legal fees relating to our antitrust and other significant legal cases; these expenses are included in significant legal, professional and merger expenses.

o We incurred $0.4 million in relocation expenses in consolidating our Great Lake and General ThermoDynamics company locations; this amount is included in severance, writedowns and other.

o We incurred severance costs relating to corporate staff reductions of $1.4 million; these amounts are included in severance, writedowns and other.

Our net sales for the nine months ended September 30, 1999 increased $27.2 million, or 6%, to $449.6 million from $422.4 million for the same period last year. Sales in the Automotive Components segment increased $7.0 million, or 4%, over last year. Sales in the Technologies segment increased $25.4 million, or 18%. Contributing to these sales increases were $30.7 million from this year's acquisition of EFI in January, TTP in July 1999 and last year's acquisition of two cable assembly operations in Ireland. Seasonal sales from the Specialty Publishing segment were flat with the prior year. Finally, other segment sales, which include heat exchanger machinery and equipment and welded stainless steel tubing products, declined by $5.3 million or, 23%, from the prior year as a result of our divesting the two business units that comprise this segment.

Operating income for the nine months ended September 30, 1999 increased $10.6 million, or 86%, to $22.9 million from $12.3 million for the same period last year. The 1999 and 1998 results reflect $13.1 million and $24.0 million, respectively, in charges and expenses relating to the actions mentioned earlier. Without these charges, operating income for the nine months ended September 30, 1999 would have decreased $0.3 million to $36.0 million from $36.3 million for the same period last year. Operating income for the Automotive Components segment declined $2.1 million or 11%. Aftermarket tubing sales, which generally provide higher margins for our tubing products, have lagged behind the prior year and are offsetting higher operating income from our vehicle heat exchanger products. Operating income from the Technologies segment declined $2.2 million, or 13%, as a result of lower sales in core product lines reflecting a weakness in worldwide demand for electronic components during the first half of 1999. Operating income from the Specialty Publishing segment rose $3.1 million, or 54%, as a result of process improvements and improved on-time deliveries. Other segment operating income decreased $0.2 million, or 23%, due to the divestitures. Lower corporate expenses reflect corporate staff reductions made at the end of June 1999.

Interest expense for the nine months ended September 30, 1999 increased $7.2 million to $27.8 million from $20.6 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and Thermal Transfer Products and the merger with DLJMB.

Other income increased $8.2 million due to the gain recorded on the sale of our welded stainless steel tubing products business (Romac).

Income tax expense of $1.2 million for the period was flat compared to last year. Our year to date effective tax expense rate of 14% for the nine-month period ended September 30, 1999 decreased from the prior year effective tax expense rate of 33%. This decrease occurred because the merger expenses incurred in the prior year were mainly not tax deductible, while the gain on the sale of a business was not taxable in the current year.

AUTOMOTIVE COMPONENTS SEGMENT. Net sales for the nine-month period increased $7.0 million, or 4%, to $169.3 million from $162.3 million in the same period last year. Sales benefited $5.6 million from our acquisition of Thermal Transfer Products, which was acquired July 20, 1999. Transmission component, vehicle heat exchanger, and heat exchanger tubing sales were up 3%, collectively, from the same period last year. Copper and brass tubing sales, which generally provide higher margins, declined 26% from the same period last year due to weaker demand for industrial and aftermarket radiators. Sales of industrial radiators trail last year's same period revenues by 11%.

Operating income for the period decreased $2.1 million, or 11%, to $16.3 million from $18.4 million last year. This decline was the result of lower copper and brass tubing sales. Operating margins fell to 9.6% from 11.3% last year, reflecting the tubing mix change and lower industrial radiator sales.

TECHNOLOGIES SEGMENT. Net sales for the period increased $25.4 million, or 18%, to $170.2 million from $144.8 million last year. Sales from our acquisition of EFI and two cable assembly operations in Ireland, which began reporting after September 30, 1998, accounted for approximately $30.7 million in new revenues. Offsetting these new revenues were lower domestic cable assembly, transformer, precision stampings and patch cord assembly sales, reflecting inventory corrections and weakness in worldwide demand for electronic components during the first half of 1999.

Operating income declined $2.2 million, or 13%, to $15.2 million from $17.4 million last year. The decline was due to the lower sales mentioned above. Operating margins fell to 8.9% from 12.0% last year reflecting product mix changes and pricing pressures on certain connector products.

SPECIALTY PUBLISHING SEGMENT. Seasonal net sales were flat with the prior year at $92.0 million.

Operating income rose $3.1 million, or 54%, to $8.8 million from $5.7 million, as a result of process improvements and improved on-time deliveries.

OTHER SEGMENT.  Net sales decreased $5.3 million due to the divestitures.

Operating income decreased $0.2 million, or 23%, due to the divestitures.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. For the nine months ended September 30, 1999, net cash used in operating activities was $2.0 million compared to $22.9 million used in operating activities during same period last year. The $20.9 million reduction in cash requirements was due to increased net income and improved working capital management, including inventories and accounts payable.

Through September 30, 1999, we paid $11.0 million in interest on our 12% Senior Subordinated Notes due 2007.

INVESTING ACTIVITIES. Capital expenditures for the nine months ended September 30, 1999 were $5.0 million less than the comparable period for 1998. We expect our 1999 capital expenditures to be slightly less than 1998. Capital spending allocations during the period were 45% to the Automotive Components segment and 47% to the Technologies segment.

We borrowed $48.7 million under our Revolving Facility to acquire of EFI and Thermal Transfer. Year-to-date, we have received cash dividends of $5.2 million from our investment in Thermalex compared to $1.3 million received year-to-date last year. We also received an additional $5.2 million in cash dividends on October 27, 1999.

We received proceeds of $16.5 million on the sale of our welded stainless steel tubing products business and $1.7 million of proceeds from the sale of certain equipment and intellectual property of our heat exchanger machinery and equipment business.

FINANCING ACTIVITIES. During the first nine months of 1999, we purchased the remaining $1.5 million of outstanding 10 1/4% Senior Notes. We used the proceeds, from the divestitures, discussed in Investing Activities, to pay down our Revolving and Term Loan Facilities.

We expect our principal sources of liquidity to be from our operating activities and funding from the Revolving Facility. We are also investigating the potential divestiture of business units that no longer meet our long-term strategic goals. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, debt repayments and to execute our acquisition strategies for the foreseeable future.

ACCUMULATED DEFICIT. At September 30, 1999, we had a stockholder's deficit totaling $131.0 million, which is a result of both the Mergers (see Note 2 of the Notes to the Condensed Consolidated Financial Statements) and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of September 30, 1999, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the third quarter of 1999, we had $235.6 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million. As of September 30, 1999, we had no interest rate derivative instruments in place for managing interest rate risks.

THE YEAR 2000 ISSUES

As is more fully described in our Annual Report on Form 10-K for the year ended December 31, 1998, we commenced an assessment in 1996 of the potential effects of the Year 2000 issue on our business, financial condition and results of operations. The costs incurred to implement our Year 2000 compliance program have been immaterial. Our management estimates future costs of addressing the potential Year 200 issue will remain immaterial. Our Year 2000 compliance program is directed primarily towards ensuring that we will be able to continue to perform three critical functions: (i) make and sell products; (ii) order and receive raw material and supplies; and (iii) pay our employees and vendors. It is difficult, if not impossible, to assess with any degree of accuracy the impact on any of these three areas of the failure of one or more aspects of our compliance program.

The novelty and complexity of the issues presented and the proposed solutions therefore and our dependence on the technical skills of employees and independent contractors and on the representations and preparedness of their parties are among the factors that could cause our efforts to be less than fully effective. Moreover, Year 2000 compliance issues present a number of risks that are beyond our reasonable control, such as failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials and perform services required by us and the collateral effects on us of the effects of Year 2000 issues on the economy in general or on our customers in particular. Although we believe that our Year 2000 compliance program has appropriately identified and addressed potential Year 2000 issues that are subject to our reasonable control, there can be no assurance that our efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations.

Our Year 2000 compliance program is essentially in place, subject to numerous assumptions about future events including the continued availability of certain resources and other factors. Therefore, there can be no guarantee that our program will fully address all possible Year 2000 issues and our actual results could differ materially from our expectations. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following: delays in new product introductions; lack of market acceptance of new products; changes in demand for our products; changes in market trends; operating hazards; general competitive pressures from existing and new competitors; effects of governmental regulations; changes in interest rates; and, adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments. All subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk and Risk Management" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          (None)

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          (None)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------
          (None)

ITEM 5.   OTHER INFORMATION
          -----------------
          (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits

          27  -   Financial Data Schedule

     (b)  Reports on Form 8-K

          A report, dated July 20, 1999, on Form 8-K was filed during the quarter ended September 30, 1999, pursuant to Items 2 and 7 of that form.

          A report dated August 5, 1999, on Form 8-K was filed during the quarter ended September 30, 1999, pursuant to Items 5 and 7 of that form.

           A report dated August 24, 1999 on Form 8-K was filed during the quarter ended September 30, 1999, pursuant to Item 5 and 7 of that form.

           A report dated July 20, 1999 on Form 8-K/A was filed with the SEC on October 4, 1999, pursuant to Item 7 of that form.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              INSILCO CORPORATION


Date:   November 5, 1999                      By: /s/ Michael R. Elia
                                                  ------------------------
                                                  Michael R. Elia
                                                  Vice President and
                                                  Chief Financial Officer