Form 10-K405
period 1999-12-31
INSILCO CORP/DE/
filed 2000-03-27
CIK 863204

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) FOR THE
                         SECURITIES EXCHANGE ACT OF 1934

                   for the Fiscal Year Ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 17, 2000, 100 shares of common stock, $.001 par value, were outstanding. The registrant is a wholly owned subsidiary of Insilco Holding Co.

The registrant meets the conditions set forth in General Instruction I (i) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I

Item 1.     Business                                                           2

Item 2.     Properties                                                         8

Item 3.     Legal Proceedings                                                 10

Item 4.     Submission of Matters to a Vote of Security Holders               10


Part II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                               11

Item 6.     Selected Financial Data                                           12

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        23

Item 8.     Financial Statements and Supplementary Data                       23

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          23


Part III

Item 10.    Directors and Executive Officers of the Registrant                24

Item 11.    Executive Compensation                                            24

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                    24

Item 13.    Certain Relationships and Related Transactions                    24


Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                       25

            Signatures                                                        29

            Consolidated Financial Statements                                F-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our actual results could differ materially from those projected in forward-looking statements. All statements other than historical facts are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially include, but are not limited to the following:

         o     delays in new product introductions
         o     lack of market acceptance of new products
         o     changes in demand for the products
         o     changes in market trends
         o     operating hazards
         o     general competitive pressures from existing and new competitors
         o     effects of governmental regulations
         o     changes in interest rates
         o adverse economic conditions that could affect the amount of cash available for debt servicing and capital investments

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements.

                                     PART I

AS USED IN THIS ANNUAL REPORT ON FORM 10-K AND EXCEPT AS THE CONTEXT OTHERWISE MAY REQUIRE, THE "WE," "US," "OUR," "INSILCO" OR THE "COMPANY" MEANS INSILCO CORPORATION AND ALL ENTITIES OWNED OR CONTROLLED BY INSILCO AND ALL ENTITIES OWNED OR CONTROLLED BY US, EXCEPT WHERE IT IS MADE CLEAR THAT THE TERM ONLY MEANS INSILCO CORPORATION.


ITEM 1. BUSINESS
----------------

                                   THE COMPANY
OVERVIEW

We are Insilco Corporation, a Delaware corporation originally incorporated in New Jersey in 1898 and we are a diversified manufacturer of vehicle, electronic and telecommunications components. Our business units service the automotive, electronics, telecommunications and other industrial markets. We own and operate a number of subsidiaries that operate in two primary business segments:
Automotive Components and Technologies. The percentage of our total net sales for each of these segments over the last three fiscal years were:


                                       1997       1998       1999
                                      ------     ------     ------
Automotive Components                    46%        44%        48%
Technologies                             45%        49%        48%
Other (1)                                 9%         7%         4%
                                      ------     ------     ------
           Total                        100%       100%       100%
                                      ======     ======     ======

(1) This segment includes two businesses, a manufacturer of machinery and equipment for the heat exchanger market and a welded stainless steel tubing manufacturer, which were divested in 1999.

On August 17, 1998, our management, Insilco Holding Co. ("Holdings"), and Silkworm Acquisition Corporation ("Silkworm"), an affiliate of Donaldson, Lufkin & Jenrette Merchant Banking Partners ("DLJMB"), completed a series of merger transactions (see Note 1 to our Consolidated Financial Statements). As a result, we became a wholly owned subsidiary of Holdings and are included in Holdings' consolidated financial statements and as a part of Holdings' consolidated group for tax purposes.

On January 25, 1999, we purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively EFI, a precision stamping operation with facilities in Connecticut and Texas. EFI fits into our precision stamping and wireforming business unit.

On June 30, 1999, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market. McKenica was included in our Other segment.

On July 20, 1999, we acquired Thermal Transfer Products, Ltd., or TTP, a leading manufacturer of industrial oil coolers and other heat exchanger products based in Racine, Wisconsin. TTP is part of our tubing and heat transfer products business unit.

On August 23, 1999, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. Romac was in our Other segment.

On February 11, 2000, we sold our Taylor Publishing Company, which designed and printed student yearbooks. Taylor represented our discontinued Specialty Publishing segment.

On February 17, 2000, we acquired the stock of T.A.T. Technology or TAT. TAT, headquartered in Montreal, Canada, designs and provides custom wire and cable assemblies, and door, panel and electro-mechanical assemblies to telecommunication equipment manufacturers. TAT will be part of our cable and wire assembly business unit.

Our principal executive offices are located at 425 Metro Place North, Fifth floor, Dublin, Ohio 43017, and our telephone number is (614) 792-0468.

AUTOMOTIVE COMPONENTS

Our Automotive Components segment consists of two business units: tubing and heat transfer products and transmission and suspension components.

TUBING AND HEAT TRANSFER PRODUCTS. Through our Thermal Components Group, we are a vertically integrated manufacturer of heat exchangers for the automotive, specialty vehicle, truck, heavy equipment and off-road vehicle and industrial equipment markets. Our products include thin wall aluminum and brass tubes used principally in heat transfer applications and heat exchanger products such as radiators, air conditioning condensers, oil coolers and heaters.

We mainly use a direct sales force to market our products. We sell to both original equipment manufacturers or OEMs and aftermarket customers. We manufacture and distribute tubes to domestic automobile OEMs and independent manufacturers. We are an established supplier of welded radiator tubes to manufacturers and repair shops in the heat-exchanger aftermarket. Through our joint venture, Thermalex, we manufacture and distribute multi-port aluminum extrusions used principally in automotive air conditioning condensers to domestic automobile OEMs and independent manufacturers. We own Thermalex equally with Mitsubishi Aluminum Co., Ltd.

We design and assemble heat transfer products to customer specifications for use in a broad range of applications. The markets for heat-exchanger products are highly competitive and have many participants, including OEMs who produce for their own use and several large independent manufacturers.

We have manufacturing facilities in Alabama, Michigan, South Carolina, Wisconsin and Germany.

As of December 31, 1999, we had 1,075 employees in this business unit, excluding Thermalex.

TRANSMISSION AND SUSPENSION COMPONENTS. We manufacture automotive parts consisting of close-tolerance precision metal stampings at our Steel Parts facility in Indiana. Our products include clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts.

We sell most of our products to the domestic automobile industry, either directly or indirectly through other independent automotive parts suppliers. Accordingly, the demand for our products depends on the level of new car production by the domestic automobile industry. We have also seen our production content per automobile increase in recent years as automobile manufacturers have moved from three-speed to four- and five-speed automatic transmissions.

The market for original equipment automobile parts is highly competitive and has many participants, principally the automobile manufacturers themselves because of their ability to make their own parts. We rely heavily on sales to one of the "Big 3" domestic automotive manufacturers. Approximately 70% of this business unit's sales in 1997, 72% in 1998 and 68% in 1999 were to this one customer.

As of December 31, 1999, we had 380 employees associated with this business unit.

TECHNOLOGIES

We manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets. Our Technologies segment consists of four business units:

         o     specialized connector systems
         o     power transformers
         o     precision stampings and wireforms
         o     cable and wire assemblies

SPECIALIZED CONNECTOR SYSTEMS. Our wholly owned subsidiary Stewart Connector Systems, Inc. designs and manufactures specialized high speed data connector systems, including modular plugs, modular jacks, shielded and non-shielded specialized connectors, and cable assemblies for telecommunications, cellular communications and data transmission, including local and wide area networks. Our primary manufacturing facility is in Pennsylvania, and we have an assembly operation in Mexico.

We sell our products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. We also maintain direct sales offices (and to a lesser extent, distribution operations) in England, Japan and Germany. We sold 41% in 1997, 36% in 1998 and 44% in 1999 of these products to foreign markets.

We have numerous domestic and foreign competitors; some have substantially more resources than we have. Competition is based principally on price with respect to older product lines and on technology and product features for newer products. Competition for newer products is also based, to a lesser extent, on patent protection.

As of December 31, 1999, we had 1,064 employees in this business unit.

POWER TRANSFORMERS. We manufacture both standard "off-the-shelf" and custom-made power transformers for a broad customer base in a variety of industries, through our wholly owned subsidiary Signal Transformer. The markets for our transformers include telecommunications, home and retail security systems, medical instrumentation, gaming and entertainment, and process controls.

We market our products directly, utilizing catalogs and print advertising. We also market our products indirectly through selective independent sales representatives in targeted regions of the country. We have a customer base of over 9,000 accounts, consisting of both OEMs and aftermarket resellers.

We have numerous competitors, including both domestic and foreign manufacturers. Competition is based on price and availability of product to meet customers' needs. We have directed our marketing efforts for many years towards engineers and other customers having specialized, low-volume demand and prompt delivery requirements. We have attempted to capitalize on this market niche by offering a service that guarantees 24-hour delivery for small order quantities of certain "off-the-shelf" transformers.

We manufacture our transformers at production facilities located in the Dominican Republic, Puerto Rico and New York. Our New York facility also serves as Signal's major sales, administration and distribution center.

As of December 31, 1999, this business unit had 617 employees.

PRECISION STAMPINGS AND WIREFORMS. We are tool designers and subcontract manufacturers of precision stampings and wireformed parts. Our wholly-owned subsidiaries Stewart Stamping and EFI manufacture components used in electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronics industries, including passive components such as capacitor cans and connector contacts. We also sell products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. We manufacture our products at our plants in New York, Connecticut and Texas.

Our competitors in each of our product lines are numerous. In the case of metal stampings, our own customers are competitors. These competitors, however, have traditionally focused away from the highly customized products and services that we provide.

As of December 31, 1999, this business unit had 504 employees.

CABLE AND WIRE ASSEMBLIES. Through our Escod Industries division, we produce electronic cable assemblies, specialized wire harnesses and certain telecommunication equipment subassemblies for sale to manufacturers of telecommunications, computer and other electronics equipment. We have four domestic production facilities, three in the Carolinas and one in Florida. We also have a facility in Northern Ireland and one in Ireland. Each facility principally serves local plants of OEMs. Substantially all of our customers are OEMs with a number of production facilities. The demand for our products depends not only on the demand for our customers' products, but also on our customers' varying utilization of their own production sites.

Telecommunications and computer OEMs account for the bulk of our sales. Two telecommunications OEMs directly or indirectly accounted for approximately 68% of our cable and wire assembly revenues in 1997, 64% in 1998 and 62% in 1999. Because of our dependence on these two major customers, revenue and operating income associated with this business unit are sensitive to changes in demand from them.

The cable assembly industry is highly fragmented and competition in our markets is based primarily on price and on responsiveness to customers' needs, product quality and proximity to customers.

As of December 31, 1999, we had 1,065 employees dedicated to this business unit.

DIVESTED BUSINESSES

On September 3, 1996, we sold Curtis, our computer accessories business. On October 4, 1996, we sold the Rolodex Electronics product line. On March 5, 1997, we sold the Rolodex Business. Curtis, Rolodex Electronics and the Rolodex Business are referred to collectively as the "Office Products Business." See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations."

As of December 31, 1999, we closed or sold the business units in our Other segment. These business units were:

         o     STAINLESS STEEL TUBING.

               On August 23, 1999, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. See Note 1 of the Notes to the Consolidated Financial Statements for further discussion.

         o     HEAT EXCHANGER MACHINERY AND EQUIPMENT.

               On June 30, 1999, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market. See Note 1 of the Notes to the Consolidated Financial Statements for further discussion.

Also, on February 11, 2000, we sold our specialty publishing business, Taylor Publishing Company. More information on this sale is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations." See also Note 19 of the Notes to the Consolidated Financial Statements.

PATENTS AND TRADEMARKS

We hold patents or trademarks in most of our businesses that have expiration dates ranging from 2000 to 2019. We expect to maintain such patents and to renew them prior to expiration. We do not believe the expiration of any one of our patents will have material adverse effect on any of our businesses.

RAW MATERIALS AND SUPPLIES

We rely on the following principal raw materials and supplies for the day-to-day production of our products

         o AUTOMOTIVE COMPONENTS: steel, aluminum, copper, zinc, brass and nickel
         o TECHNOLOGIES: copper wire, steel, brass, aluminum, plastics, ceramics and precious metals

We purchase these materials and supplies on the open market to meet current requirements. We believe these sources of supply are adequate for our needs and anticipate no difficulty in receiving any of our needed raw materials and supplies.

BACKLOG

Our backlog by business segment, which we believed to be firm at December 31, 1998 and 1999, is as follows (in thousands):


                                      December 31,
                               --------------------------
                                  1998             1999
                               ---------        ---------
Automotive Components          $  54,986           74,243
Technologies                      46,528           58,305
                               ---------        ---------
       Total                   $ 101,514          132,548
                               =========        =========


We believe that approximately all of our 1999 backlog will be filled in 2000.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1999, we employed approximately 4,122 people on a full-time basis. Approximately 20% of these employees were covered by collective bargaining agreements with various unions. The largest collective bargaining unit covers approximately 292 employees. Union agreements covering employees at Thermal Transfer Products, Ltd. in our Automotive Components Group will expire in November 2000. We consider relations with our employees to be good.

We have defined benefit and defined contribution pension plans covering substantially all employees. For information regarding defined benefit pension plans, see Note 11 to the Consolidated Financial Statements.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

Our manufacturing operations are subject to extensive federal, state and local environmental laws and regulations. We generate a variety of waste materials including cutting and cooling oils, degreasing agents, etching acids, chemicals from plating and trimming operations, and metals scraps from stamping operations. We use offsite disposal facilities owned by third parties to dispose of these wastes and we do not store any waste to the extent such storage would require obtaining a permit. We do not treat, store or dispose of waste for others. We obtain permits, where required, to operate all of our facilities. These permits may be subject to revocation or modification.

We have taken significant measures to (1) address emissions, discharges and waste generation and disposal, (2) improve management practices and operations in response to legal requirements, and (3) internally audit compliance with applicable environmental regulations and approved practices. In order to achieve these goals, we have instituted several programs including (1) raw material and process substitution, recycling and material management, (2) periodic review of hazardous waste storage and disposal practices, and (3) review of compliance and financial status and management practices of our offsite third-party waste management firms.

During our reorganization, we settled all claims of the United States relating to our pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. This settlement (1) discharged us from contribution claims of the United States at a number of hazardous waste sites,
(2) protects us from contribution claims of the remaining potentially responsible parties, (3) limits the amount we may be required to pay the United States in any one year on pre-petition claims, and (4) provides that any such payment may be made in cash or, at our option, common stock valued at 30% of the allowed claim.

We are also currently engaged in clean up programs at sites located in Newtown, Connecticut, Mount Vernon, New York and Oak Creek, Wisconsin. We have established what we believe are appropriate reserves for anticipated remedial obligations. Because of the establishment of these reserves and our settlements with the United States, we do not believe that environmental compliance or remedial requirements are likely to have a material adverse effect on us.

FINANCIAL INFORMATION ABOUT EXPORT SALES

In 1997, our export sales were $55.4 million or 13% of consolidated sales. We exported $21.2 million to Europe, $14.0 million to Asia, $9.7 million to Canada and $4.3 million to Mexico. The remaining $6.2 million accounts for the rest of the world. In 1998, our export sales were $46.7 million or 11% of consolidated sales. We exported $22.8 million to Europe, $8.8 million to Asia, $7.7 million to Canada and $3.0 million to Mexico. The remaining $4.4 million of export sales accounts for the rest of the world. In 1999, our export sales were $62.2 million or 13% of consolidated sales. We exported $35.4 million to Europe, $10.2 million to Asia, $7.7 million to Canada and $3.2 million to Mexico. The remaining $5.7 million of export sales accounts for the rest of the world. Primarily, we conduct our transactions in U.S. currency.

ITEM 2. PROPERTIES
------------------

PROPERTIES

We manufacture our products in various locations, primarily in the United States. Management believes that our facilities generally are well maintained and adequate for the purposes for which they are used. Our principal operating plants and offices at December 31, 1999 included the following properties:

                                                                                                    APPROXIMATE      TERMS OF
BUSINESS SEGMENT             LOCATION                                PRINCIPAL USE                 SQUARE FOOTAGE    OCCUPANCY
----------------             --------------                          -------------------           --------------    ---------
Automotive Components        Montgomery, AL                          Office/Manufacturing               137,325       Owned (1)
---------------------        Montgomery, AL                          Manufacturing                       45,000       Leased
                             Franklin, WI                            Office/Manufacturing               123,200       Leased
                             Iron Ridge, WI                          Office/Manufacturing                44,000       Owned
                             Oak Creek, WI                           Office/Manufacturing                39,250       Owned
                             Montgomery, AL                          Office/Manufacturing                10,890       Leased
                             Belleville, MI                          Office/Manufacturing                42,000       Leased
                             Racine, WI                              Office/Manufacturing               155,250       Owned
                             Dortmund, Germany                       Office/Manufacturing                45,000       Owned
                             Dortmund, Germany                       Office                               8,500       Leased

Technologies                 Morrisville, NC                         Office                               7,606       Leased
------------                 N. Myrtle Beach, SC                     Office/Manufacturing                46,506       Owned
                             Lake Wales, FL                          Office/Manufacturing                42,000       Owned
                             Taylorsville, NC                        Office/Manufacturing                44,350       Owned
                             Loris, NC                               Office/Manufacturing                36,960       Owned
                             Colorado Springs, CO                    Warehouse                            1,400       Leased
                             Loris, SC                               Office/Manufacturing                11,000       Leased
                             Winterhaven, FL                         Warehouse                            3,000       Leased
                             Galway, Ireland Carraoe County          Office/Manufacturing                26,000       Leased
                             Larne, Northern Ireland Antrim County   Manufacturing                       25,000       Owned
                             Inwood, NY                              Office/Manufacturing                39,361       Owned
                             St. Just, PR                            Office/Manufacturing                22,540       Leased
                             San Cristobal, Dominican Rep.           Office/Manufacturing                27,773       Leased
                             Glen Rock, PA                           Office/Manufacturing                84,000       Owned
                             San Mateo, CA                           Office                                 133       Leased
                             Essex, UK                               Office                                 485       Leased
                             Freidrichsdorf, Germany                 Office/Manufacturing                 5,500       Leased
                             Yokohama, Japan                         Office/Warehouse                     4,695       Leased
                             Cananea, Mexico                         Warehouse/Manufacturing             51,815       Leased
                             Yonkers, NY                             Office/Manufacturing               190,000       Owned
                             El Paso, TX                             Office/Manufacturing               112,130       Leased
                             Thomaston, CT                           Office Manufacturing                65,000       Owned
                             Thomaston, CT                           Office/Manufacturing                20,000       Leased
                             Waterbury, CT                           Warehouse                           24,000       Leased

Corporate                    Dublin, OH                              Office                               7,535       Leased
---------

(1) Property is leased from an industrial development authority in connection with an expired industrial revenue bond and is eligible for purchase by us for a nominal consideration at the expiration of the lease term.

Substantially all of our material domestic assets, including owned properties, are subject to major encumbrances securing our obligations under the Bank Credit Agreement.

We believe that all of our production facilities have additional production capacity.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

On January 14, 1997, Taylor sued one of our principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, the jury in the case returned a verdict in favor of Taylor, and, on June 12, 1998, the judge rendered his judgment in the amount of $25.2 million plus interest at an annual rate of 5.434%. On January 14, 1999, in response to a motion by Jostens, the judge entered an order vacating the jury verdict and granting judgment in Jostens' favor. Taylor appealed the final judgment, seeking reinstatement of the original judgment in Taylor's favor, to the United States Court of Appeals for the Fifth Circuit. Taylor's appeal was argued on December 8, 1999, and Taylor is awaiting a decision. We sold Taylor Publishing Company and it is uncertain what actual amount, if any, we will recover from Jostens.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential general liability and certain other claims in an amount we believe to be adequate. In our opinion, the outcome of these matters will not have a material adverse effect on our financial condition, liquidity or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

The common stock is our only class of authorized equity securities. All of the common stock is owned by Holdings following the Mergers described herein. Prior to the Mergers, our common stock was traded on the Nasdaq National Market under the symbol "INSL". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the Nasdaq National Market through the date of the Mergers.


                                                  Low Sale           High Sale
                                                  --------           ---------
1998:
-----
First Quarter                                     $ 32.000            $ 43.375
Second Quarter                                    $ 42.875            $ 44.625
Third Quarter (through August 17, 1998)           $ 43.750            $ 45.000

1997:
-----
First Quarter                                     $ 34.000            $ 41.000
Second Quarter                                    $ 36.750            $ 39.000
Third Quarter                                     $ 36.000            $ 39.250
Fourth Quarter                                    $ 33.000            $ 38.500



On August 17, 1998, we completed a series of transactions. These transactions included, among other things, the formation by Insilco Holding Co. ("Holdings") (then a wholly-owned subsidiary of us) of a wholly-owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into us (the "Reorganization Merger"), pursuant to which each stockholder of us had his or her shares of us converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of us.

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of DLJMB, merged with and into Holdings (the "Merger", and together with the Reorganization Merger, the "Mergers") and each share of Holdings common stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings common stock. Thus, as a result of the Mergers, each stockholder of us, in respect of each of his or her shares, received $43.48 in cash and retained
0.03378 of a share of Holdings common stock.

Following the Mergers, (1) our existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings common stock; (2) the DLJMB Funds held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings common stock; (3) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings common stock;
(4) our management purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings common stock; and (5) we no longer had public equity securities.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following table sets forth selected financial information (dollars in thousands) derived from our Consolidated Financial Statements.

                                                                                               Year Ended December 31,
                                                             -------------------------------------------------------------
                                                                1995         1996         1997         1998         1999
                                                             ---------    ---------    ---------    ---------    ---------
OPERATIONS DATA (1)
   Sales (net)                                               $ 350,866      393,385      430,011      434,304      476,355
   Depreciation and Amortization                                10,448       12,571       15,447       16,840       19,541
   Merger Expenses                                                --           --           --         20,890         --
   Restructuring charge                                           --           --           --           --          6,382
   Amortization Of Reorganization Goodwill                      16,205         --           --           --           --
   Operating Income (3)                                         33,128       44,797       44,003       13,735       22,119
   Other Income
     Interest Expense                                          (18,991)     (17,789)     (20,003)     (28,588)     (36,475)
     Interest Income                                             1,472          724        2,837          979          389
     Other Income (expense), net (4)                            14,407        8,122        3,825        6,593       13,107
   Income (loss) from continuing operations
     before extraordinary items and income taxes                30,016       35,854       30,662       (7,281)        (860)
   Income tax benefit (expense)                                (15,051)     (12,348)     (11,148)       1,576        5,078
   Income (loss) from continuing operations
     before extraordinary items                                 14,965       23,506       19,514       (5,705)       4,218
   Income (loss) from discontinued operations,
     net of tax                                                (12,390)      15,547       62,858        1,512        5,550
   Income (loss) before extraordinary items                      2,575       39,053       82,372       (4,193)       9,768
   Extraordinary items, net of tax                                --           --           (728)      (5,888)        --
   Net Income (loss)                                             2,575       39,053       81,644      (10,081)       9,768


                                                                                   As of December 31,
                                                             -------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END (1)                            1995         1996         1997         1998         1999
                                                             ---------    ---------    ---------    ---------    ---------
   Working Capital                                              54,704       60,859       46,275       82,230       83,007
   Total Assets                                                264,095      273,054      230,955      287,634      316,029
   Long-term Debt                                              186,489      161,042      257,743      312,409      319,104
   Other Long-term Liabilities                                  46,875       43,086       42,432       45,438       47,400
   Stockholders' Equity (Deficit)                              (17,867)      34,680     (101,080)    (136,909)    (125,003)


                                                                                Year Ended December 31,
                                                             -------------------------------------------------------------
CASH FLOW DATA (1)                                              1995         1996         1997         1998         1999
                                                             ---------    ---------    ---------    ---------    ---------
   Net cash provided by operating activities                    37,744       55,423       44,723        4,636       22,586
   Net cash provided by (used in)
     investing activities                                      (14,678)     (29,783)      95,217      (23,366)     (33,084)
   Net cash provided by (used in)
     financing activities                                      (21,862)     (32,053)    (133,256)      15,755        9,016


Notes to the Selected Financial Data are as follows:

(1) We have consummated several material transactions over the five-year period presented here, which significantly affect the comparability of the information shown. (See Note 1 to the Consolidated Financial Statements.)

(2) Amortization of Reorganization Goodwill for 1995 resulted from our emergence from Chapter 11 bankruptcy proceedings (the "Chapter 11 Cases") on April 1, 1993 (the "Reorganization Date") pursuant to an Amended and Restated Plan of Reorganization dated November 23, 1992 (the "Plan of Reorganization").

(3) Operating income in 1995 includes a gain of $4.3 million related to a change in our pension plan. In addition, operating income for 1995 includes the deduction for Amortization of Reorganization Goodwill.

(4) Other income in 1995 includes favorable adjustments of $3.6 million related to our environmental liabilities, $1.5 million related to the resolution of several legal disputes, and a $4.0 million gain on the sale of idle corporate assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------
                                    OVERVIEW

Our two primary business segments have different operating and growth characteristics.

Our Automotive Components segment designs, manufactures, and distributes component products used in automotive, heavy-equipment, and other transportation vehicles. Growth and performance in this segment is tied closely to the vehicle production rates of automotive and heavy-equipment manufacturers as well as after-market demand for replacement products.

The growth and performance of our Technologies segment is dependent on the demand for its customers' end products and network infrastructure build-outs. We feel we have aligned ourselves with market leaders in the electric, electrical, telecommunications and data communications markets.

Our Other segment includes two business units, which were either sold or closed as of December 31, 1999. These business units were a manufacturer of high-speed welded tube mills and other machinery (McKenica) and a welded stainless steel tubing manufacturer (Romac).

We consummated several material transactions in 1997, 1998 and 1999 that resulted in significant changes to our debt and capital structure. A summary of these transactions is as follows:

1997

1997 AMENDED AND RESTATED CREDIT AGREEMENT: As of July 3, 1997, we entered into an Amended and Restated Credit Agreement (the "1997 Bank Credit Agreement"). This agreement among other things, provided for (1) a $200 million revolving credit facility, (2) a $50 million sublimit for commercial and standby letters of credit, and (3) a $50 million sublimit for advances in selected foreign currencies.

ISSUANCE OF 10 1/4% SUBORDINATED DEBT: On August 12, 1997, we issued $150 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2007 (the "10 1/4% Notes"), realizing net proceeds of $145.9 million from issuance.

SHARE REPURCHASE: On July 10, 1997, using the proceeds from the sale of the Rolodex Business, we purchased an aggregate of 2,857,142 shares of our common stock for $109,999,967. On August 12, 1997, we completed a tender offer pursuant to which we purchased 2,857,142 additional shares for $109,999,967. These shares were purchased with proceeds received from the issuance of our 10 1/4% Notes.

1998

THE MERGERS: On August 17, 1998, Insilco Holding Co. completed a series of mergers and transactions reorganizing our corporate structure. After the reorganization, Insilco Holding Co. became the parent of all our subsidiaries and us. Pursuant to the reorganization plan each stockholder of us converted his or her shares into shares of Insilco Holding Co. and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of DLJMB, merged with and into Insilco Holding Co.

THE MERGER FINANCING: Insilco Holding Co. financed the foregoing transactions with approximately $204.4 million of cash from: (1) gross proceeds of approximately $70.2 million from the issuance of 14% Senior Discount Notes, (2) the issuance of 1,245,138 shares of common stock for approximately $56.1 million, (3) the issuance of 1,400,000 shares of the PIK Preferred Stock for $35.0 million and (4) approximately $43.1 million of new borrowings under our existing credit facility.

We incurred $20,890,000 of costs related to these mergers in 1998.

REFINANCING OF 10 1/4% SUBORDINATED DEBT: As a result of the merger, we purchased all the outstanding 10 1/4% Notes at 101% of their aggregate principal amount, plus accrued interest by selling $120 million of 12% Senior Subordinated Notes on November 9, 1998, which generated approximately $116.4 million, and borrowing approximately $30.0 million under our credit facilities.

In addition, on November 24, 1998, we amended and restated our Bank Credit Agreement to provide, among other things, for two credit facilities: a $175 million revolving loan and a $125 million term loan.

DIVESTITURES: We sold our Office Products Business, which was part of our Office Products/Specialty Publishing Group, in three separate transactions. First, on September 3, 1996, we sold our computer accessories business (Curtis) and next, on October 4, 1996, we sold our electronic organizer business (Rolodex Electronics). The aggregate proceeds from these sales of $21.8 million were used to reduce the outstanding amounts on our bank loans. Finally, on March 5, 1997, we sold the remainder of the Office Products Business, which consisted of the Rolodex Business, for net cash proceeds of approximately $112 million (the "Rolodex Proceeds"). As a result of these sales, our Office Products Business is accounted for as a discontinued operation (See "Discontinued Operations").

1999

ACQUISITIONS: On July 20, 1999, we executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly owned subsidiary of us, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. or TTP is a wholly owned subsidiary of us. TTP, a leading manufacturer of industrial oil coolers and other heat exchanger products, is based in Racine, Wisconsin.

On January 25, 1999, we purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc., collectively EFI, a precision-stamping manufacturer.

DIVESTITURES: On December 17, 1999, we entered into a definitive sale agreement with TP Acquisition Corp., a wholly owned subsidiary of Castle Harlan Partners III, L.P. to sell our specialty publishing business, Taylor Publishing Company. Our accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Specialty Publishing Business as a discontinued operation. The sale was completed on February 11, 2000.

These transactions have had a significant impact on our results of operations and financial position. Results of operations have been affected by increases in the amortization of intangibles, inventory costs, depreciation, interest expense, and deferred financing and prepayment fees. As a result of these transactions, our consolidated results for 1998 and 1999 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are presented in Note 18 of the Notes to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

In conjunction with our reorganization, we adopted earnings before interest, taxes, depreciation and amortization (EBITDA) as a basis and manner for presenting and using financial information to assist us in making internal operating decisions. Certain investors use EBITDA as a measure of operations and the ability to meet debt service requirements. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. Moreover, the EBITDA amount presented herein is not necessarily comparable to other similarly titled captions of other companies, or as defined by the Company's Bank Credit Agreement or Debentures due to inconsistencies in the method of calculation. The table included in our segment data footnote (Note 17 of the Notes to the Consolidated Financial Statements) is a summary (in thousands) of our net sales and income (loss) from continuing operations before income taxes and extraordinary items, and our net income (loss) for the periods ended December 31, 1997, 1998, and 1999. This presentation and the discussion that follows are consistent with the basis and manner in which our management internally uses financial information to assist them in making internal operating decisions.

1998 COMPARED TO 1999

CONSOLIDATED RESULTS OF OPERATIONS: Our results for 1998 include the following:

         o Our merger fees relating to the August 1998 merger with DLJMB of $20.9 million, which are included in merger expenses (see Note 1 of the Notes to the Condensed Consolidated Financial Statements).
         o $1.3 million in legal fees relating to antitrust and other significant legal proceedings, which are included in significant legal expenses.
         o Relocation expenses of $0.5 million relating to the consolidation our Great Lake and General ThermoDynamics locations, which are included in severance, writedowns and other.
         o Lease cancellation costs incurred at our Stamping El Paso location of $0.2 million, which are include in severance, writedowns and other.
         o Our severance costs relating to corporate staff reductions of $1.4 million and rationalization activities at our operating locations of $1.3 million, which are included in severance, writedowns and other.

Similarly, our results for 1999 included the following:

         o Our closing of our heat exchanger machinery and equipment business (McKenica) and a $5.8 million charge relating to this action, which is included in severance, writedowns and other.
         o Our closing of our Duncan, South Carolina heat exchanger tubing manufacturing facility and a $1.1 million charge relating to this action, which is included in severance, writedowns and other.
         o $4.7 million charge relating to the restructuring of our corporate staff and rationalization activities within our operating units, which is included in severance, writedowns and other.
         o Consulting fees relating to the analysis of potential cost benefits and the expense of establishing a separate legal entity to better manage our future health care costs of $1.8 million, which are included in significant legal expenses.
         o $0.9 million of legal fees relating to antitrust and other significant legal proceedings, which are included in significant legal expenses.
         o Our acquisition of EFI and TTP, which required $48.7 million of borrowings under our Revolving Facility.
         o The sales of (1) our welded stainless steel tubing business assets for $16.5 million, (2) certain assets, including the intellectual property, of our heat exchanger machinery and equipment business for $1.7 million and (3) our Duncan, South Carolina facility for $3.2 million. Our net gain on these sales of $9.1 million is reflected in other income and the proceeds were used to pay down our Revolving and Term Loan Facilities.

Our net sales from continuing operations for 1999 increased $55.1 million, or 14%, to $458.2 million from $403.1 million last year. Sales in the Automotive Components segment increased $14.9 million, or 7%, over last year to $228.3 million. Sales in the Technologies segment increased $40.2 million, or 21%, to

$230.0 million. Contributing $54.4 million to these sales increases were this year's acquisitions of EFI and TTP in January and July 1999, respectively, as well as last year's acquisition of two cable assembly operations in Ireland. Other segment sales, which include heat exchanger machinery and equipment and welded stainless steel tubing products declined by $13.1 million, or 42%, from the prior year as a result of our divesting the two business units that comprise this segment.

EBITDA from continuing operations for 1999 increased $2.4 million, or 5%, to $54.7 million from $52.3 million last year. Lower corporate expense due to a reduction in staff in June 1999 accounted for the majority of the increase, while EBITDA from the Automotive Components and Technologies segments was essentially flat. Other segment EBITDA declined by $1.1 million, or 50%, as a result of the aforementioned divestitures.

Operating income from continuing operations increased $8.4 million from $13.7 million in 1998 to $22.1 million in 1999. The increase was due to the current year absence of $20.9 million of merger fees and expenses incurred in 1998. The merger fee and expenses reduction was partially offset by increases in depreciation and amortization, significant legal expenses, and reorganization, severance and writedown expenses.

Interest expense for 1999 increased $7.9 million to $36.5 million from $28.6 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and Thermal Transfer Products and the merger with DLJMB. On a cash basis, excluding the amortization of debt issuance and other costs, interest expense increased $7.2 million to $34.3 million from $27.1 million.

Net gain on asset disposals increased by $8.7 million due mainly to the $9.1 million net gain on the sales of the Romac business, the McKenica equipment and intellectual property and the TCD, Inc., building.

Other income, net, decreased by $2.8 million due mainly to various miscellaneous liability releases in 1998.

We had an income tax benefit of $5.1 million for the period compared to a benefit of $1.6 million last year. This change in our effective tax rate occurred because the merger expenses incurred in the prior year were mainly not tax deductible, while the gain on the sale of our welded stainless steel tubing business was not taxable in the current year. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13 of the Notes to the Consolidated Financial Statements.

We recorded income from discontinued operations of $1.5 million in 1998 and $5.6 million in 1999 related to the sale of our Specialty Publishing segment, a significant line of business. The sale of this line of business was completed on February 11, 2000 for $93.5 million before adjustments for working capital and other transaction-related fees and expenses (see Note 19 of the Notes to the Consolidated Financial Statements). As a result of this sale, the Specialty Publishing segment has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sale have been reclassified. Revenues associated with the discontinued business for 1998 were $101.3 million and 1999 were $103.7 million.

We recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 Bank Credit Agreement and 10 1/4% Notes.

AUTOMOTIVE COMPONENTS: Net sales increased $14.9 million, or 7%, to $228.3 million from $213.4 million last year. Sales benefited $12.0 million from our acquisition of Thermal Transfer Products on July 20, 1999. The segment's base business increased $2.9 million, or 1%, from last year. The increase in base business was primarily due to strong demand for aluminum radiator tubing. This increase was partially offset by declining copper and brass tubing sales due to weaker demand for industrial radiators and an industry shift toward lighter weight aluminum heat exchanger products. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based sales by approximately $3.3 million.

EBITDA for the period increased slightly from $31.6 million in 1998 to $32.5 million in 1999. The increase was due to the incremental contribution from the Thermal Transfer Products acquisition coupled with the margin on increased aluminum radiator sales. These increases were partially offset by the decline in the higher margin copper and brass tubing sales. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based EBITDA by approximately $0.4 million.

TECHNOLOGIES: Net sales for the period increased $40.2 million, or 21%, to $230.0 million from $189.8 million last year. Our acquisitions of EFI on January 25, 1999 and two cable assembly operations in Ireland in the fourth quarter of 1998 accounted for approximately $42.4 million in incremental sales. Offsetting these increases were lower domestic cable assembly, transformer, precision stampings and patch cord assembly sales, reflecting inventory corrections and weakness in worldwide demand for electronic components during the first half of 1999. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based sales by approximately $1.0 million.

EBITDA for the period decreased slightly to $28.2 million in 1999 from $28.4 million in 1998. The decrease was due to the lower sales mentioned above partially offset by the incremental contribution from the EFI acquisition. A weaker U.S. dollar against the German Deutsche Mark lowered the translation of German-based EBITDA by approximately $1.0 million.

OTHER: Net sales decreased $13.1 and EBITDA decreased $1.1 million due to the divestiture of the segment in two separate transactions during 1999.

1997 COMPARED TO 1998

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations in 1998 increased $10.3 million, or 3%, to $403.1 million from $392.8 million in 1997. The increase in sales was primarily due to higher sales from our Automotive Components segment, which increased $19.5 million or 10% over 1997. This increase was due primarily to higher heat exchanger and tubing sales, which were up 16%. These increased sales were partially offset by a 2% decrease in the sales of transmission related components. The increase in Automotive Component sales was partially offset by a decrease in sales in our Technologies segment, which declined $9.1 million or 5%. Although connector product sales increased 7%, sales of wire and cable assembles, transformers and precision stampings collectively declined 9%. Other segment sales, which includes heat exchanger machinery and equipment and welded stainless steel tubing products, decreased a combined $6.1 million or 16%.

EBITDA from continuing operations in 1998 decreased slightly to $52.3 million from $53.6 million. The decrease was due to the weak sales in our Technologies segment reflecting a general industry inventory correction and weakness in worldwide demand for electronic components during the second half of 1998. This shortfall was partially offset by increased performance in the Automotive Components segment and lower corporate expense due to staff reductions. Other segment EBITDA suffered from the performance in the heat exchanger machinery and equipment business.

Operating income decreased to $13.7 million in 1998 from $44.0 million in 1997. Contributing to this decrease in operating income were: (1) $20.9 million of expenses relating to our August 1998 merger with DLJMB, (2) charges for severance expenses totaling $1.6 million related to workforce reductions at the corporate office and Technologies segment, (3) $1.3 million higher legal expenses relating to two significant lawsuits, (4) $0.7 million related to facilities consolidations and lease cancellation costs and (5) the erosion of performance in the heat exchanger machinery and capital equipment business.

Interest expense in 1998 increased $8.6 million to $28.6 million from $20.0 million in 1997, reflecting higher interest rates on our 1998 debt offerings and higher debt levels as a result of the August 1998 Merger and the July 1997 Share Repurchase. On a cash basis, excluding the amortization of debt issuance and other costs, interest expense increased $8.4 million to $27.1 million from $18.7 million.

Net gain on asset dispositions and other income, net, increased $0.9 million to $7.6 million from $6.7 million in 1997, due to various non-operating, non-recurring items.

We had an income tax benefit in 1998 of $1.6 million compared to an expense of $11.1 million in 1997 due to the loss generated from continuing operations in 1998. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13 of the Notes to the Consolidated Financial Statements.

We recorded income from discontinued operations of $1.5 million in 1998 and $62.9 million in 1997 relating to the: (1) operations of the Specialty Publishing segment in 1998 and 1997, (2) operations of the Office Products Business in 1997 and (3) sale of its Office Products Business in 1997. The Office Products Business and Specialty Publishing segment are considered significant lines of business. The sale of the Office Products Business was completed on March 5, 1997 with the sale of Rolodex for $112.6 million, net of transaction costs. As a result of this sale, the Office Products Business has been accounted for as a discontinued operation and, accordingly, the accompanying consolidated statements of operations and cash flows for the periods prior to the sales have been reclassified. Revenues associated with the discontinued businesses for 1997 were $109.0 million and 1998 were $101.3 million.

We recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 Bank Credit Agreement and 10 1/4% Notes.

AUTOMOTIVE COMPONENTS: Net sales in 1998 increased $19.5 million, or 10%, to $213.4 million from $193.8 million in 1997. The increase was due to higher aluminum and charged-air-cooler tubing, aluminum heat exchangers, and radiator sales. These sales increases were partially offset by lower transmission component and copper and brass tubing sales.

EBITDA in 1998 increased $1.6 million, or 5%, to $31.6 million from $30.0 million in 1997 due to higher sales and the resulting increase in gross profits while selling, general and administrative expenses were flat compared to 1997.

TECHNOLOGIES: Net sales in 1998 decreased $9.1 million, or 5%, to $189.8 million from $198.9 million in 1997. While connector sales were up 7% from 1997, sales of wire and cable assemblies, transformers and precision stampings were collectively down 9% due a continuing slowdown in global electronics markets and weak demand for electronic end products.

EBITDA in 1998 decreased $4.5 million, or 14%, to $28.4 million from $32.9 million in 1997. The decrease was due primarily to the decrease in sales and a slight decrease in gross profit margins. In addition, selling, general and administrative expenses increased 3%.

OTHER: Net sales in 1998 decreased $6.0 million, or 16%, to $31.2 million from $37.2 million in 1997. A 45% decrease in tube mill capital equipment sales, as a result of weak domestic and international demand for milling equipment accounted for the decline.

EBITDA in 1998 decreased $3.6 million, or 61%, to $2.2 million from $5.8 million in 1997 due to the decline in tube mill capital equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

In general, we require liquidity for working capital, capital expenditures, interest, taxes, debt repayment and our acquisition strategy. Of primary importance are our working capital requirements, which increase whenever we experience strong incremental demand or geographical expansion. We expect to satisfy our liquidity requirements through a combination of funds generated from operating activities and the funds available under our Bank Credit Agreement.

OPERATING ACTIVITIES: Net cash provided by operating activities was $22.6 million compared to $4.6 million provided by operating activities last year. The $18.0 million increase was primarily due to increased net income. We paid cash interest of $31.7 million in 1998 and $32.0 million in 1999 on our 12% notes, our revolving and term credit facility and miscellaneous other items.

INVESTING ACTIVITIES: Capital expenditures from continuing operations for 1998 were $18.0 million compared to $15.1 million in 1999. We expect our 2000 capital expenditures to be slightly less than 1999. Capital spending allocations during the period were 52% to the Automotive Components segment and 48% to the Technologies segment.

We borrowed $48.7 million under our Revolver Facility in 1999 to acquire EFI and Thermal Transfer Products. Also, we received cash dividends in 1999 of $10.4 million from our investment in the Thermalex joint venture compared to $1.3 million in 1998. These dividends reflect a special dividend of $7.5 million. 2000 dividends are expected to be approximately $1.0 million.

We received proceeds of $16.5 million on the sale of our welded stainless steel tubing products business, $1.7 million of proceeds from the sale of certain equipment and intellectual property of our heat exchanger machinery and equipment business and $3.2 million in proceeds from the sale of Duncan, South Carolina facility. These proceeds were used to reduce borrowings under our revolving and term credit facilities.

In addition, on February 11, 2000, we sold our Specialty Publishing business for $93.5 million. The net proceeds of approximately $70.0 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under our revolving and term credit facilities.

FINANCING ACTIVITIES: Our annual cash interest expense on our 12% Notes, which are due 2007, is approximately $14.4 million. Interest on these notes is payable semi-annually on February 15 and August 15.

Our Bank Credit Agreement, as of March 17, 2000, includes a $119.3 million Term Facility and a $166.1 million Revolving Facility. The agreement provides for revolving loans and up to $50 million of letters of credit. The Revolving Facility can be used to fund acquisitions, provide working capital and for other general corporate purposes. The Term Facility has a maturity of seven years and is subject to mandatory quarterly prepayments of $0.3 million for the first six years and quarterly payments of approximately $29.4 million in the seventh year. Cash interest on the Term Facility is based on a leverage ratio. At December 31, 1999, the applicable interest rate was LIBOR plus 3.75%. Payments of principal and interest on the Term Facility are due quarterly each March, June, September and December. The Revolving Facility terminates on July 8, 2003, and interest is based on a leverage ratio. At December 31, 1999, the applicable interest rate was LIBOR plus 2.50%. Availability under the Revolving Facility will decrease by $17.5 million on each of July 10, 2001 and July 10, 2002.

The Bank Credit Agreement is secured by a first-priority perfected lien on substantially all of our assets, including a pledge of all of the stock of our domestic subsidiaries and 65% of the stock of our foreign Subsidiaries. Payment of principal and interest on amounts borrowed under the Bank Credit Agreement are guaranteed by substantially all of our domestic subsidiaries. As of March 17, 2000, we had approximately $50.2 million of available funds under this agreement.

On February 16, 2000, we amended certain terms of our Bank Credit Agreement to, among other things, (1) permit us to consummate the TAT acquisition, (2) provide that TAT assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rates applicable to the loans in certain circumstances. On February 17, 2000 we purchased TAT Technology for $91.2 million, using the $90.0 million of borrowings from our Term Loan Facility and $1.2 million from our Revolving Credit Facility (see Note 19 of the Notes to the Consolidated Financial Statements).

We expect our principal sources of liquidity to be from our operating activities and funding from our Revolving Credit Facility. We further expect that these sources will enable us to meet our long-term cash requirements for working capital, capital expenditures, interest, taxes, debt repayment, and future acquisitions for the foreseeable future.

ACCUMULATED DEFICIT: At December 31, 1999, we had a stockholders' deficit totaling $125.0 million, which is a result of both the 1998 merger and 1997 share repurchases previously described in this section.

MARKET RISK AND RISK MANAGEMENT

Foreign currency exchange rate movements create a degree of risk to our operations by affecting the U.S. dollar value of sales made in foreign currencies and the U.S. dollar value of costs incurred in foreign currencies. Foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets, principally German Deutsche Marks. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments.

As of December 31, 1999, we did not have any derivative instruments in place for managing foreign currency exchange rate risks. We do not engage in hedging or other market structure derivative trading activities. At December 31, 1999, we had $199.1 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million. We do not believe that our market risk financial instruments on December 31,1999 would have a material effect on future operations or cash flows.

A comparison of the net fair value of all interest sensitive financial instruments using a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve as of December 31, 1999 is as follows (in thousands):
                                                                    Hypothetical
                                                  Fair Market        Fair Market
Description of Security                              Value              Value
--------------------------------------             ---------          ---------
12% Senior subordinated Notes due 2007             $ 117,381          $ 111,839


THE YEAR 2000 ISSUES

We did not experience any significant problems as a result of the year 2000.

COSTS. The costs incurred to implement our Year 2000 compliance program were immaterial and we incurred less than $1.0 million of costs in the aggregate. All of our Year 2000 compliance costs were funded from our operating cash flow. Our Year 2000 compliance budget did not include material amounts for hardware replacement because we have historically employed a strategy to continually upgrade our business systems.

SEASONALITY AND INFLATION

Our segments are not highly seasonal.

The impact of inflation on our operations has not been significant. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk and Risk Management".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Our Consolidated Financial Statements, together with the reports thereon of KPMG LLP (dated February 17, 2000) are set forth on pages F-1 through F-45 hereof (see Item 14 of this Annual Report for the Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A)         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)         Financial Statements

            -  Independent Auditors' Report

            -  Consolidated Balance Sheets

               -  December 31, 1999
               -  December 31, 1998

            -  Consolidated Statements of Operations

               -  Year ended December 31, 1999
               -  Year ended December 31, 1998
               -  Year ended December 31, 1997

            -  Consolidated Statements of Stockholders' Deficit

               -  For the years ended December 31, 1999, 1998 and 1997

            -  Consolidated Statements of Cash Flows

               -  Year ended December 31, 1999
               -  Year ended December 31, 1998
               -  Year ended December 31, 1997

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

     *10(b) - Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.) **

     *10(c) - Insilco Holding Co. and Insilco Corporation Equity Unit Plan (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61811) of Insilco Holding Co.) **

     *10(d) - Credit Agreement among Insilco and a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, DLJ Capital Funding and The First National Bank of Chicago (Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-71947)).

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

     *21    -  Subsidiaries of Insilco (Exhibit 21 to the Registration Statement
               on Form S-1 (File No. 333-51145)).

      23(a) -  Consent of KPMG LLP

      24    -  Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

     *25    -  Statement of Eligibility and Qualification Under the Trust
               Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4
               (File No. 333-36523)).

     27     -  Financial Data Schedule.

     99(a)  -  Schedule II - Valuation and Qualifying Accounts

---------------

*    Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

(B)         REPORTS ON FORM 8-K

            A report, dated October 4, 1999, on Form 8-K was filed during the quarter ended December 31, 1999, pursuant to Item 7 of that form.

            A report, dated November 4, 1999, on Form 8-K was filed during the quarter ended December 31, 1999, pursuant to Items 5 and 7 of that form.

            A report, dated December 20, 1999, on Form 8-K was filed during the quarter ended December 31, 1999, pursuant to Items 5 and 7 of that form.

            A report, dated February 11, 2000, on Form 8-K was filed with the SEC on February 17, 2000, pursuant to Items 5 and 7 of that form.

            A report, dated February 11, 2000, on Form 8-K was filed with the SEC on February 25, 2000, pursuant to Items 2 and 7 of that form.

            A report, dated February 17, 2000, on Form 8-K was filed with the SEC on March 1, 2000, pursuant to Items 2 and 7 of that form.

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


                                            INSILCO CORPORATION

Date:  March 27, 2000                       By: /s/ Michael R. Elia
                                                --------------------
                                                Michael R. Elia
                                                Vice President, Chief Financial
                                                Officer, Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.



     David A. Kauer*                 President, Chief Executive                )
     -----------------------         Officer and Director                      )
     David A. Kauer                  (Principal Executive Officer)             )


     Michael R. Elia*                Vice President, Chief Financial Officer,  )
     -----------------------         Treasurer and Secretary                   )
     Michael R. Elia                 (Principal Accounting Officer)            )


     Thompson Dean*                  Director                                  )
     -----------------------                                                   )
     Thompson Dean


     William F. Dawson*              Director                                  )    March 27, 2000
     -----------------------                                                   )
     William F. Dawson



     /s/ David A. Kauer
     -----------------------
By:  *David A. Kauer
     Attorney-in-Fact


                      INSILCO CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Independent Auditors' Report                                               F-2


Consolidated Balance Sheets                                                F-3
   - December 31, 1999
   - December 31, 1998


Consolidated Statements of Operations                                      F-4
   - Year ended December 31, 1999
   - Year ended December 31, 1998
   - Year ended December 31, 1997


Consolidated Statement of Stockholder's Deficit
   - For the years ended December 31, 1999, 1998 and 1997                  F-5


Consolidated Statements of Cash Flows                                      F-7
   - Year ended December 31, 1999
   - Year ended December 31, 1998
   - Year ended December 31, 1997


Notes to Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Columbus, Ohio                                                 KPMG LLP
February 17, 2000

                      INSILCO CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                        (In thousands, except share data)

                                Assets                                1999               1998
                                ------                             ---------          ---------
Current Assets:
      Cash and cash equivalents                                    $   6,495              7,533
      Trade receivables, net                                          77,698             63,826
      Other receivables                                                1,836              2,625
      Receivables from related party                                    --                4,882
      Inventories, net                                                58,273             53,037
      Deferred taxes                                                   9,603              6,143
      Net assets of discontinued operation                               830              6,681
      Prepaid expenses and other current assets                        2,731              2,473
                                                                   ---------          ---------
         Total current assets                                        157,466            147,200
Property, plant, and equipment, net                                  109,606            101,319
Deferred taxes                                                         3,852              1,517
Other assets and deferred charges                                     45,105             37,598
                                                                   ---------          ---------
         Total assets                                              $ 316,029            287,634
                                                                   =========          =========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current Liabilities:
      Current portion of long-term debt                              $ 1,266              1,265
      Accounts payable                                                39,247             30,465
      Customer deposits                                                 --                  932
      Accrued expenses and other                                      33,946             32,308
                                                                   ---------          ---------
         Total current liabilities                                    74,459             64,970
Long-term debt, excluding current portion                            317,838            311,144
Other long-term liabilities, excluding current portion                47,400             45,438
Loan due Insilco Holding Company                                       1,235              2,991
                                                                   ---------          ---------
         Total liabilities                                           440,932            424,543
                                                                   ---------          ---------
Minority interest                                                        100               --
Stockholder's deficit:
      Common stock, $.001 par value; 1,000 shares authorized:
      100 shares issued and outstanding                                 --                 --
      Additional paid-in capital                                       4,188              3,925
      Accumulated deficit                                           (125,968)          (135,736)
      Accumulated other comprehensive loss                            (3,223)            (5,098)
                                                                   ---------          ---------
         Total stockholders' deficit                                (125,003)          (136,909)
                                                                   ---------          ---------
Commitments and contingencies (See Notes 10, 13, and 16)
         Total liabilities and stockholders' deficit               $ 316,029            287,634
                                                                   =========          =========

See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidating Statement of Operations
                    Years Ended December 31, 1999, 1998, 1997
                                 (In Thousands)

                                                            1999         1998         1997
                                                         ---------    ---------    ---------
Sales                                                    $ 476,355      434,304      430,011
Cost of products sold  (Note 14)                           367,905      322,591      312,058
Depreciation and amortization                               19,541       16,840       15,447
Selling, general and administrative expenses (Note 14)      60,408       60,248       58,503
Merger expenses                                               --         20,890         --
Restructuring charge (Note 14)                               6,382         --           --
                                                         ---------    ---------    ---------
      Operating income                                      22,119       13,735       44,003
                                                         ---------    ---------    ---------
Other income (expense):
    Interest expense                                       (36,475)     (28,588)     (20,003)
    Interest income                                            389          979        2,837
    Equity in net income of Thermalex                        3,043        2,850        2,647
    Other income, net                                       10,064        3,743        1,178
                                                         ---------    ---------    ---------
      Total other expense                                  (22,979)     (21,016)     (13,341)
                                                         ---------    ---------    ---------
      Income (loss) from continuing operations
       before income taxes and extraordinary items            (860)      (7,281)      30,662
Income tax benefit (expense)                                 5,078        1,576      (11,148)
                                                         ---------    ---------    ---------
      Income (loss) from continuing operations
        before extraordinary items                           4,218       (5,705)      19,514
Discontinued operations, net of tax:
    Income from operations                                   5,550        1,512        5,070
    Gain on disposal                                          --           --         57,788
                                                         ---------    ---------    ---------
      Income from discontinued operations                    5,550        1,512       62,858
                                                         ---------    ---------    ---------
      Income (loss) before extraordinary items               9,768       (4,193)      82,372
Extraordinary items, net of tax                               --         (5,888)        (728)
                                                         ---------    ---------    ---------
         Net income (loss)                               $   9,768      (10,081)      81,644
                                                         =========    =========    =========

          See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Deficit
              For the Years Ended December 31, 1999, 1998, and 1997
                                 (In Thousands)

                                                          Common                Additional               Accum. Other  Total Stock-
                                                         Stock Par   Treasury     Paid-in   Accumulated Comprehensive    holder's
                                                        Value $.001   Stock       Capital     Deficit        Loss         Deficit
                                                         --------    --------    --------    --------      --------      --------
Balance at December 31, 1996                             $     10     (10,745)     81,496     (37,115)         (244)       33,402
     Comprehensive income:
         Net income                                          --          --          --        81,644          --          81,644
         Other comprehensive loss:
            Foreign currency translation adjustment          --          --          --          --          (3,065)       (3,065)
                                                                                                                         --------
     Total comprehensive income                                                                                            78,579
                                                                                                                         --------
     Repurchase of shares                                      (5)                (92,710)   (127,285)                   (220,000)
     Costs of tender offer                                   --          --          (889)       --            --            (889)
     Purchase of treasury stock                              --        (5,523)       --          --            --          (5,523)
     Restricted stock                                        --          --           571        --            --             571
     Issuance of shares upon exercise of stock options       --          --         8,255        --            --           8,255
     Tax benefit from exercise of stock options              --          --         3,277        --            --           3,277
                                                         --------    --------    --------    --------      --------      --------
Balance at December 31, 1997                                    5     (16,268)       --       (82,756)       (3,309)     (102,328)
     Comprehensive income:
         Net loss                                            --          --          --       (10,081)         --         (10,081)
         Other comprehensive loss:
            Foreign currency translation adjustment          --          --          --          --              16            16
            Minimum pension liability adjustment                                                             (1,805)       (1,805)
                                                                                                                         --------
     Total comprehensive loss                                                                                             (11,870)
                                                                                                                         --------
     Merger eliminations (Note 1)                              (5)     16,268      (4,220)    (12,043)         --            --
     Dividend to Insilco Holding Co. (Note 1)                --          --          --       (30,856)         --         (30,856)
     Equity investment by Insilco Holding Co. (Note 1)       --          --         3,668        --            --           3,668
     Issuance of shares upon exercise of stock options       --          --         3,281        --            --           3,281
     Issuance of warrants                                    --          --           257        --            --             257
     Tax benefit from exercise of stock options              --          --           939        --            --             939
                                                         --------    --------    --------    --------      --------      --------
Balance at December 31, 1998                             $   --          --         3,925    (135,736)       (5,098)     (136,909)


See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Deficit
              For the Years Ended December 31, 1999, 1998, and 1997
                                 (In Thousands)
                                   (continued)

                                                          Common                Additional               Accum. Other  Total Stock-
                                                         Stock Par   Treasury     Paid-in   Accumulated Comprehensive    holder's
                                                        Value $.001   Stock       Capital     Deficit        Loss         Deficit
                                                         --------    --------    --------    --------      --------      --------
Balance at December 31, 1998                             $   --          --         3,925    (135,736)       (5,098)     (136,909)

    Comprehensive income:
     Net income                                              --          --          --         9,768         --            9,768
     Other comprehensive income:
       Foreign currency translation adjustment               --          --          --          --              70            70
       Minimum pension liability adjustment                                                                   1,805         1,805
                                                                                                                         --------
    Total comprehensive income                                                                                             11,643
                                                                                                                         --------
    Tax benefit from valuation allowance                     --          --           263        --          --               263
                                                         --------    --------    --------    --------      --------      --------

Balance at December 31, 1999                             $   --          --         4,188    (125,968)       (3,223)     (125,003)
                                                         ========    ========    ========    ========      ========      ========



See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998, and 1997
                                 (In thousands)

                                                                     1999        1998        1997
                                                                   --------    --------    --------
Cash flows from operating activities:
    Net income (loss)                                              $  9,768     (10,081)     81,644
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                                  19,541      16,840      15,447
      Deferred tax expense (benefit)                                 (5,694)     (5,388)     11,679
      Gain on sale of Romac and McKenica equipment                   (9,485)       --          --
      Loss on sale of TCD, Inc. building                                414        --          --
      Other noncash charges and credits                               1,433       5,172        (127)
    Changes in operating assets and liabilities:
      Receivables                                                    (8,802)     (7,397)     (1,065)
      Inventories                                                      (208)     (1,881)     (2,591)
      Prepaids                                                          152          28       4,001
      Payables                                                        8,005      (5,047)        260
      Other current liabilities and other                            (1,775)      5,549       7,292
    Discontinued operations:
      Depreciation                                                    3,386       3,319       3,124
      Changes in operating assets and liabilities                     5,851       3,522     (74,941)
                                                                   --------    --------    --------
          Net cash provided by operating activities                  22,586       4,636      44,723
                                                                   --------    --------    --------
Cash flows from investing activities:
    Proceeds from divestitures, net                                  21,062        --       112,610
    Other investing activities                                       11,009        (903)      6,190
    Discontinued operations                                          (1,366)     (2,197)     (3,161)
    Capital expenditures                                            (15,094)    (17,958)    (20,422)
    Acquisitions, net of cash acquired                              (48,695)     (2,308)       --
                                                                   --------    --------    --------
          Net cash provided by (used in) investing activities       (33,084)    (23,366)     95,217
                                                                   --------    --------    --------
Cash flows from financing activities:
    Borrowings (repayments) of Revolving Facility                    16,207     (41,498)     64,759
    Funds received (deposited) in excess of retired 10.25% Notes      2,032      (2,032)       --
    Proceeds from sale of minority interest                             100        --          --
    Loan from (to) Insilco Holding Co.                               (1,756)      2,991        --
    Payment of prepetition liabilities                               (1,086)     (2,735)     (2,811)
    Sale (retirement) of 10.25% Notes                                (1,526)   (148,474)    150,000
    Retirement of long term debt                                     (4,955)       --          --
    Dividend to Insilco Holding Co.                                    --       (30,856)       --
    Debt issuance and tender costs                                     --       (12,415)    (10,689)
    Borrowing (retirement) of Term Facility                            --       123,825    (117,246)
    Proceeds from 12% Notes and warrants                               --       120,000        --
    Equity investment by Insilco Holding Co.                                      3,668
    Proceeds from stock option exercise                                --         3,281       4,618
    Repurchase of shares                                               --          --      (220,000)
    Purchase of treasury stock                                         --          --        (1,887)
                                                                   --------    --------    --------
          Net cash provided by (used in) financing activities         9,016      15,755    (133,256)
                                                                   --------    --------    --------
Effect of exchange rate changes on cash                                 444          85        (302)
                                                                   --------    --------    --------
          Net increase (decrease) in cash and cash equivalents       (1,038)     (2,890)      6,382
Cash and cash equivalents at beginning of period                      7,533      10,423       4,041
                                                                   --------    --------    --------
Cash and cash equivalents at end of period                         $  6,495       7,533      10,423
                                                                   ========    ========    ========
Supplemental information - cash paid for:
    Interest, net of capitalized amount                            $ 31,993      31,744      17,820
                                                                   ========    ========    ========
    Income taxes paid (refunded)                                   $    561      (4,908)      2,081
                                                                   ========    ========    ========

See accompanying notes to consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)    History of the Company
       ----------------------

       Insilco Corporation (the "Company"), a Delaware corporation, is a diversified producer of automotive, telecommunications and electronics components. On August 17, 1998, through a series of transactions, the Company became a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and consolidated group for tax purposes. The Company is required to report separate consolidated financial information under the Securities Exchange Act of 1934 because the Company's 12% Senior Subordinated Notes (the "12% Notes") are registered debt securities under the Securities Act of 1933.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

       DISCONTINUED OPERATIONS

       On December 17, 1999, the Company entered into a definitive sale agreement with TP Acquisition Corp., a wholly owned subsidiary of Castle Harlan Partners III, L.P. to sell it publishing business, Taylor Publishing Company. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation. Revenues associated with the discontinued Publishing Business for the years 1999, 1998 and 1997 were $103,671,000, $101,325,000 and $98,222,000, respectively. At
       December 31, 1999 and 1998, the net assets of the Publishing Business were $830,000 and $5,961,000, respectively. (See subsequent event discussion at Note 19).

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

       The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Office Products Business as a discontinued operation. Revenues associated with the discontinued Office Products Business for the year 1997 were $10,797,000.

       ACQUISITIONS

       On July 20, 1999, the Company executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly owned subsidiary of the Company, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. ("TTP"), is a wholly-owned subsidiary of the company and is a leading manufacturer of industrial oil coolers and other heat exchanger products. TTP is based in Racine, Wisconsin. The purchase price of $27.0 million, including costs incurred directly related to the transaction, was financed from borrowings under the Company's Revolving Credit Facility. The preliminary excess of the purchase price over net identifiable assets acquired is $8.7 million, including costs for employee terminations of $0.1 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company expects any further purchase price adjustments to be completed within one year from the date of purchase.

       On January 25, 1999, the Company purchased the stock of Eyelets for Industries, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $3.7

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       million includes costs for employee terminations, facility closure and related costs of $0.4 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

       These acquisitions have been accounted for as purchases and, accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The operating results of the businesses acquired have been included for the period subsequent to their acquisition dates. The fair value of the assets acquired totaled $45,963,000 and the liabilities assumed totaled $6,007,000.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

             Principles of Consolidation
             ---------------------------
             The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. The Company's investments in companies for which the Company does not have operational control are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

             Pro Forma Results of Operations
             -------------------------------
             In 1999, the Company acquired Thermal Transfer Products, Ltd. (see
             Note 1) and in 2000 the Company acquired TAT Technologies (see Note
             19) with borrowings under the Company's Credit Facilities. In 1998 the Company completed the Mergers (See Note 1). These transactions affect the comparability of the Company's financial position, results of operations and cash flows for 1999 compared to prior periods. As a result of these transactions, the Company has presented pro forma results of operations for 1999 and 1998 as if all of these transactions occurred at the beginning of the respective periods in Note 18.

             Cash Equivalents
             ----------------
             Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

             Trade Receivables
             -----------------
             Trade receivables are presented net of allowances for doubtful accounts and sales returns of $2,734,000 and $2,214,000 at December 31, 1999 and 1998, respectively.

             Inventories
             -----------
             Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out cost method.

             Property, Plant and Equipment
             -----------------------------
             Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the assets' estimated useful lives, which is 25 years for new buildings and ranges from 3 to 9 years for machinery and equipment.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


             Deferred Financing Costs
             ------------------------
             Deferred financing costs are being amortized using the effective interest method over the life of the related debt.

             Goodwill
             --------
             Goodwill represents the excess of cost of net assets acquired in business combinations over their fair values. It is amortized on a straight-line basis over estimated periods to be benefited (not exceeding 40 years). The recovery of the carrying value of goodwill is periodically evaluated in relation to the operating performance and future undiscounted net cash flows of the related businesses acquired.

             Interest Rate Hedges
             --------------------
             The Company periodically uses interest rate hedges to limit its exposure to the interest rate risk associated with its floating rate long-term bank debt. Unamortized premium related to purchased interest rate caps is included in other assets in the balance sheet and is amortized using the interest method over the life of the related agreements. Amounts received under cap agreements and net amounts received (or paid) under swap agreements are recorded as a reduction (addition) to interest expense. As of December 31, 1999 and 1998, the Company had no interest rate derivative instruments to manage exposure to interest changes.

             Environmental Remediation and Compliance
             ----------------------------------------
             Environmental remediation and compliance expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

             Fair Value of Financial Instruments
             -----------------------------------
             Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 1999 and 1998. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See Note 8).

             Income Taxes
             ------------
             Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

             Comprehensive Income (Loss)
             ---------------------------
             Comprehensive income (loss) consists of net income (loss), minimum pension liability adjustment and foreign currency translation adjustments and is presented in the consolidated financial statements of stockholder's deficit.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


             Estimates
             ---------
             In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and therefore actual results may ultimately differ from those estimates.

             Reclassifications
             -----------------
             Certain 1998 and 1997 amounts have been reclassified to conform with 1999 presentation.

             Impact of Recently Issued Accounting Standards
             ----------------------------------------------
             In June 1999, the FASB issued Statement No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133", which deferred the effective date of FASB Statement No. 133 until years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

(3)    Inventories
       -----------

       A summary of inventories at December 31 follows (in thousands):


                                                   1999           1998
                                                ----------     ----------
       Raw materials and supplies               $   28,410         24,918
       Work in process                              12,113         14,885
       Finished goods                               17,750         13,234
                                                ----------     ----------
                                                $   58,273         53,037
                                                ==========     ==========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)    Property, Plant and Equipment
       -----------------------------

       A summary of property, plant and equipment at December 31 follows (in thousands):

                                                   1999           1998
                                                ----------     ----------
       Land                                     $    4,084          4,637
       Buildings                                    33,833         32,417
       Machinery and equipment                     147,160        129,193
                                                ----------     ----------
                                                   185,077        166,247
            Less accumulated depreciation          (75,471)       (64,928)
                                                ----------     ----------
                                                $  109,606        101,319
                                                ==========     ==========

(5)    Other Assets
       ------------

       A summary of other assets at December 31 follows (in thousands):

                                                   1999           1998
                                                ----------     ----------
       Goodwill, net                            $   26,356         14,483
       Equity investment in Thermalex                3,909          8,412
       Deferred financing costs                      8,571         10,196
       Cash surrender value of life insurance        2,728          1,758
       Other                                         3,541          2,749
                                                ----------     ----------
                                                $   45,105         37,598
                                                ==========     ==========


       Goodwill amortization for the years ended December 31, 1999, 1998 and 1997 was $1.0 million, $0.6 million and $0.5, respectively. Accumulated amortization at December 31, 1999 and 1998 was $2.3 million and $1.3 million, respectively.

       Thermalex, Inc. ("Thermalex") is a joint venture, formed in 1985 between a subsidiary of the Company and Mitsubishi Aluminum, Ltd., which sells aluminum extruded products to the automobile industry. The Company received $2,850,000, $1,324,000 and $1,461,000 of regular dividend distributions from Thermalex in 1999, 1998 and 1997, respectively. The Company also received special dividends of $7,546,000 in 1999.

       Sales for Thermalex for the years ended December 31, 1999, 1998 and 1997 were $59,504,000, $49,547,000 and $47,152,000, respectively. Net income for the years ended December 31, 1999, 1998 and 1997 was $6,086,000, $5,699,000 and $5,294,000, respectively. Total assets were $39,199,000 and $35,717,000 at December 31, 1999 and 1998, respectively. Stockholders' equity was $7,818,000 and $16,824,000 at December 31, 1999 and 1998, respectively.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)    Accrued Expenses and Other
       --------------------------

       A summary of accrued expenses and other at December 31 follows (in thousands):

                                                   1999           1998
                                                ----------     ----------
       Salaries and wages payable               $    4,913          5,623
       Pension                                       8,091          8,112
       Accrued interest payable                      7,502          4,227
       Current portion of the long
          term liabilities                             919          1,945
       Accrued taxes payable                         1,293          1,623
       Restructuring accrual                         1,718           --
       Other accrued expenses                        9,510         10,058
                                                ----------     ----------
                                                $   33,946         31,588
                                                ==========     ==========


(7)    Long-term Debt and Warrants
       ---------------------------

       A summary of long-term debt at December 31 follows (in thousands):

                                                   1999           1998
                                                ----------     ----------
       Term Facility                            $  120,061        125,000
       12% Senior Subordinated Notes               119,777        119,747
       Revolving Facility                           60,000         44,922
       Alternative Currency Borrowings              19,068         21,000
       101/4% Senior Subordinated Notes                --           1,526
       Miscellaneous                                   198            214
                                                ----------     ----------
                                                   319,104        312,409
       Less current portion                         (1,266)        (1,265)
                                                ----------     ----------
                                                $  317,838        311,144
                                                ==========     ==========


       As a result of the Merger (see Note 1), the Company was required to make an Offer to Purchase, as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture"), the entire $150 million of outstanding 10 1/4% Notes, which were issued on August 12, 1997, at 101% of their aggregate principal amount, plus accrued interest. The Company has repurchased all $150,000,000 of the 10 1/4 % Notes.

       On November 9, 1998, the Company completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 (the "12% Notes") with 120,000 warrants to purchase 62,400 of Holdings common stock shares at $45 per share. The net proceeds of $116.4 million, after payment of $3.6 million in underwriting fees to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and other expenses, was used (along with borrowings from the credit facilities) to fund the repurchase of the 10 1/4% Notes. As of December 31, 1999, all of the 120,000 warrants to purchase 62,400 shares of Holdings' Common Stock at a purchase price of $45.00 per share remained outstanding and expire on August 1, 2010.

       On November 24, 1998, the Company amended and restated its Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for two credit facilities (the "Credit Facilities"): a $175 million, 4.8 year senior secured revolving loan ("Revolving Facility") and a $125 million, 7 year senior secured amortizing term loan ("Term Facility"). On February 16, 2000 we amended certain terms of the

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Company's Bank Credit Agreement to, among other things, (1) permit us to consummate the TAT acquisition, (2) provide that TAT assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rate applicable to the loans in certain circumstances. The Company has $166.1 million of commitments under the Revolving Loan Facility and $119.3 million of commitments under the Term Loan Facility.

       In 1998, the Company recorded an extraordinary charge of $5,888,000, (net of a tax benefit of $3,958,000) related to the write-off of deferred financing costs associated with its 1997 Bank Credit Agreement and 10 1/4% Notes.

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

       Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At December 31, 1999, the applicable margin for the Term Facility and the Revolving Facility were LIBOR plus 3.75% and LIBOR plus 2.5%, respectively. The unused commitment fee at December 31, 1999 was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

       Both the Term Facility and Revolving Facility are subject to mandatory prepayments due to, but not limited to, 100% of the net cash proceeds from assets sales and issuance of debt and 50% of the net cash proceeds from the issuance of equity. On September 3, 1999, a mandatory term prepayment of $3.7 million was made from the proceeds of the sale of Romac Metals.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The Company was in compliance with the covenants of its Credit Facilities as of December 31, 1999.

       As of December 31, 1999, under the sublimit for alternative currency borrowings, the Company had borrowed $19.1 million (37.1 million German Deutsche Marks). The Company's alternative currency borrowing is designed to hedge the Company's net investment in its German operations. The change, if any, to the net investment as a result of foreign currency fluctuations is included in stockholders' equity as a foreign currency translation adjustment. The alternative currency borrowing is denominated in German Deutsche Marks and bears interest based on one to six month German LIBOR rates plus an applicable margin based on the Company's leverage ratio (such LIBOR rates approximated 3.17% to 3.52% at December 31, 1999).

       The combined aggregate amount of maturities for all long-term borrowings for each of the next five years is as follows (in thousands):

                               2000       2001       2002       2003       2004
                              ------     ------     ------     ------     ------
       Term Facility          $1,250      1,250      1,250      1,250      1,250
       Revolving Facility       --         --         --       79,068       --
       Miscellaneous              16         16         16         17         17
                              ------     ------     ------     ------     ------
                              $1,266      1,266      1,266     80,335      1,267
                              ======     ======     ======     ======     ======

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

(8)    Fair Value of Financial Instruments
       -----------------------------------

       The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follow (in thousands):

                                                      1999                        1998
                                            -----------------------     -----------------------
                                                          Estimated                   Estimated
                                            Book Value    Fair Value    Book Value    Fair Value
                                            ---------     ---------     ---------     ---------
   Debt:
       12% Senior Subordinated Notes        $ 119,777       117,381       119,747       123,600
       101/4% Senior Subordinated Notes          --            --           1,526         1,541
       Bank revolving credit facility          79,068        79,068        65,922        65,922
       Bank term loan                         120,061       120,061       125,000       125,000
       Miscellaneous                              198           198           214           214
                                            ---------     ---------     ---------     ---------
                                            $ 319,104       316,708       312,409       316,277
                                            =========     =========     =========     =========

       The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)    Guarantor Subsidiaries
       ----------------------

       In connection with the November 1998 sale of $120 million of 12% Notes, the Company permitted its wholly owned domestic subsidiaries ("Guarantors") to unconditionally guarantee the 12% Notes on a senior subordinated basis.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet
                                December 31, 1999
                                 (In thousands)

                                                                               Non
Assets:                                            Insilco    Guarantors   Guarantors   Consolidated
------                                            ---------    ---------    ---------    ---------
Current assets:
      Cash and cash equivalents                   $   4,625          867        1,003        6,495
      Trade receivables, net                           --         73,798        3,900       77,698
      Other receivables                                  24        1,339          473        1,836
      Inventories, net                                 --         56,070        2,203       58,273
      Deferred taxes                                  9,603         --           --          9,603
      Net assets of discontinued operation             --            830         --            830
      Prepaid expenses and other current assets         410        2,286           35        2,731
                                                  ---------    ---------    ---------    ---------
          Total current assets                       14,662      135,190        7,614      157,466

Property, plant, and equipment, net                     124       99,635        9,847      109,606
Deferred taxes                                        3,751          101         --          3,852
Other assets and deferred charges                    15,401       26,895        2,809       45,105
                                                  ---------    ---------    ---------    ---------
          Total assets                            $  33,938      261,821       20,270      316,029
                                                  =========    =========    =========    =========

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Current liabilities:
      Current portion of long-term debt           $   1,250           16         --          1,266
      Accounts payable                                 --         36,762        2,485       39,247
      Accrued expenses and other                     12,835       20,043        1,068       33,946
                                                  ---------    ---------    ---------    ---------
          Total current liabilities                  14,085       56,821        3,553       74,459

Long-term debt, excluding current portion           317,656          182         --        317,838
Other long-term liabilities, excluding current
  portion                                            17,116       30,284         --         47,400
Intercompany payable                               (103,193)      90,495       13,933        1,235
                                                  ---------    ---------    ---------    ---------
          Total liabilities                         245,664      177,782       17,486      440,932
Minority interest                                       100         --           --            100
Stockholders' equity (deficit)                     (211,826)      84,039        2,784     (125,003)
                                                  ---------    ---------    ---------    ---------
          Total liabilities and stockholders'
          equity (deficit)                        $  33,938      261,821       20,270      316,029
                                                  =========    =========    =========    =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet
                                December 31, 1998
                                 (In thousands)

                                                                               Non
Assets:                                            Insilco    Guarantors   Guarantors   Consolidated
------                                            ---------    ---------    ---------    ---------
Current assets:
      Cash and cash equivalents                   $   6,472          126          935        7,533
      Trade receivables, net                           --         59,307        4,519       63,826
      Other receivables                               2,131        4,737          639        7,507
      Inventories, net                                 --         49,650        3,387       53,037
      Deferred taxes                                  6,143         --           --          6,143
      Net assets of discontinued operation             --          6,681         --          6,681
      Prepaid expenses and other current assets         838        1,592           43        2,473
                                                  ---------    ---------    ---------    ---------
          Total current assets                       15,584      122,093        9,523      147,200

Property, plant, and equipment, net                     208       89,624       11,487      101,319
Deferred taxes                                        1,517         --           --          1,517
Other assets and deferred charges                    14,035       20,021        3,542       37,598
                                                  ---------    ---------    ---------    ---------
          Total assets                            $  31,344      231,738       24,552      287,634
                                                  =========    =========    =========    =========

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Current liabilities:
      Current portion of long-term debt           $   1,250           15         --          1,265
      Accounts payable                                 --         27,049        3,416       30,465
      Customer deposits                                --            932         --            932
      Accrued expenses and other                     12,411       18,928          969       32,308
                                                  ---------    ---------    ---------    ---------
          Total current liabilities                  13,661       46,924        4,385       64,970

Long-term debt, excluding current portion           310,945          199         --        311,144
Other long-term liabilities, excluding current
  portion                                            13,243       32,047          148       45,438
Intercompany payable                                (79,887)      62,906       19,972        2,991
                                                  ---------    ---------    ---------    ---------
          Total liabilities                         257,962      142,076       24,505      424,543

Stockholders' equity (deficit)                     (226,618)      89,662           47     (136,909)
                                                  ---------    ---------    ---------    ---------
          Total liabilities and stockholders'
            equity (deficit)                      $  31,344      231,738       24,552      287,634
                                                  =========    =========    =========    =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1999
                                 (In Thousands)

                                                                                   Non
                                                         Insilco    Guarantors  Guarantors Consolidated
                                                         --------    --------    --------    --------
Sales                                                    $   --       444,289      32,066     476,355
Cost of products sold  (Note 14)                             --       342,471      25,434     367,905
Depreciation and amortization                                  49      17,900       1,592      19,541
Selling, general and administrative expenses (Note 14)      8,670      48,688       3,050      60,408
Merger expenses                                             3,300       3,082        --         6,382
                                                         --------    --------    --------    --------
      Operating income (loss)                             (12,019)     32,148       1,990      22,119
                                                         --------    --------    --------    --------
Other income (expense):
    Interest expense                                      (36,430)        (22)        (23)    (36,475)
    Interest income                                           323          62           4         389
    Equity in net income of Thermalex                        --         3,043        --         3,043
    Other income, net                                       2,242       5,141       2,681      10,064
                                                         --------    --------    --------    --------
      Total other income (expense)                        (33,865)      8,224       2,662     (22,979)
                                                         --------    --------    --------    --------
      Income (loss) from continuing operations
       before income taxes and extraordinary items        (45,884)     40,372       4,652        (860)
Income tax benefit (expense)                               15,686     (10,057)       (551)      5,078
                                                         --------    --------    --------    --------
      Income (loss) from continuing operations
        before extraordinary items                        (30,198)     30,315       4,101       4,218
Discontinued operations net of tax:
    Income from operations                                   --         5,550        --         5,550
                                                         --------    --------    --------    --------
         Income from discountinued operations                --         5,550        --         5,550
                                                         --------    --------    --------    --------
         Net income (loss)                               $(30,198)     35,865       4,101       9,768
                                                         ========    ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1998
                                 (In Thousands)

                                                                                   Non
                                                         Insilco    Guarantors  Guarantors Consolidated
                                                         --------    --------    --------    --------

Sales                                                    $   --       402,146      32,158     434,304
Cost of products sold                                        --       297,213      25,378     322,591
Depreciation and amortization                                  72      14,946       1,822      16,840
Selling, general and administrative expenses               10,287      46,830       3,131      60,248
Merger expenses                                            20,890        --          --        20,890
                                                         --------    --------    --------    --------
      Operating income (loss)                             (31,249)     43,157       1,827      13,735
                                                         --------    --------    --------    --------
Other income (expense):
    Interest expense                                      (28,652)         97         (33)    (28,588)
    Interest income                                           895          34          50         979
    Equity in net income of Thermalex                        --         2,850        --         2,850
    Other income, net                                       3,136         734        (127)      3,743
                                                         --------    --------    --------    --------
      Total other income (expense)                        (24,621)      3,715        (110)    (21,016)
                                                         --------    --------    --------    --------
      Income (loss) from continuing operations
        before income taxes and extraordinary items       (55,870)     46,872       1,717      (7,281)
Income tax benefit (expense)                               15,811     (14,564)        329       1,576
                                                         --------    --------    --------    --------
      Income (loss) from continuing operations
        before extraordinary items                        (40,059)     32,308       2,046      (5,705)
Discontinued operations net of tax:
    Income from operations                                   --         1,512        --         1,512
                                                         --------    --------    --------    --------
    Income (loss) before extraordinary items              (40,059)     33,820       2,046      (4,193)
                                                         --------    --------    --------    --------
Extraordinary items, net of tax                            (5,888)       --          --        (5,888)
                                                         --------    --------    --------    --------
      Net income (loss)                                  $(45,947)     33,820       2,046     (10,081)
                                                         ========    ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1997
                                 (In Thousands)

                                                                                   Non
                                                         Insilco    Guarantors  Guarantors Consolidated
                                                         --------    --------    --------    --------
Sales                                                    $   --       404,253      25,758     430,011
Cost of products sold                                        --       292,391      19,667     312,058
Depreciation and amortization                                  89      13,337       2,021      15,447
Selling, general and administrative expenses                9,249      46,271       2,983      58,503
                                                         --------    --------    --------    --------
      Operating income (loss)                              (9,338)     52,254       1,087      44,003
                                                         --------    --------    --------    --------
Other income (expense):
    Interest expense                                      (19,969)         58         (92)    (20,003)
    Interest income                                         2,747          26          64       2,837
    Equity in net income of Thermalex                        --         2,647        --         2,647
    Other income, net                                         548         436         194       1,178
                                                         --------    --------    --------    --------
      Total other income (expense)                        (16,674)      3,167         166     (13,341)
                                                         --------    --------    --------    --------
      Income (loss) from continuing operations
        before income taxes and extraordinary items       (26,012)     55,421       1,253      30,662
Income tax benefit (expense)                                6,849     (17,996)         (1)    (11,148)
                                                         --------    --------    --------    --------
      Income (loss) from continuing operations
        before extraordinary items                        (19,163)     37,425       1,252      19,514
Discontinued operations net of tax:
    Income from operations                                   --         5,070        --         5,070
    Gain on disposal                                       57,788        --          --        57,788
                                                         --------    --------    --------    --------
    Income from discontinued operations                    57,788       5,070        --        62,858
                                                         --------    --------    --------    --------
    Income (loss) before extraordinary items               38,625      42,495       1,252      82,372
Extraordinary items, net of tax                              (728)       --          --          (728)
                                                         --------    --------    --------    --------
      Net income (loss)                                  $ 37,897    $ 42,495    $  1,252    $ 81,644
                                                         ========    ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1999
                                 (In thousands)

                                                                            Non
                                                  Insilco    Guarantors  Guarantor  Consolidated
                                                  --------    --------    --------    --------
Net cash provided by (used in)
  operating activities                            $(41,985)     63,546       1,025      22,586

Cash flows used in investing activities:
      Proceeds from divestitures, net               16,465       4,597        --        21,062
      Other investing activities                    11,009        --          --        11,009
      Discontinued operations                         --        (1,366)       --        (1,366)
      Capital expenditures, net                        (18)    (13,675)     (1,401)    (15,094)
      Acquisitions, net of cash acquired           (48,695)       --          --       (48,695)
                                                  --------    --------    --------    --------
          Net cash used in investing activities    (21,239)    (10,444)     (1,401)    (33,084)
                                                  --------    --------    --------    --------
Cash flows provided by (used in)
  financing activities
      Intercompany transfer of funds                52,345     (52,345)       --          --
      Repayment of revolving credit facility        16,207        --          --        16,207
      Funds received in excess of retired
        10 1/4% Notes                                2,032        --          --         2,032
      Proceeds from sale of minority interest          100                                 100
      Loan to Insilco Holding Co.                   (1,756)       --          --        (1,756)
      Payment of prepetition liabilities            (1,086)       --          --        (1,086)
      Retirement of 101/4% Notes                    (1,526)       --          --        (1,526)
      Retirement of long term debt                  (4,939)        (16)       --        (4,955)
                                                  --------    --------    --------    --------
          Net cash provided by (used in)
            financing activities                    61,377     (52,361)       --         9,016
                                                  --------    --------    --------    --------
Effect of exchange rate changes on cash               --          --           444         444
                                                  --------    --------    --------    --------
          Net increase (decrease) in cash and
            cash equivalents                        (1,847)        741          68      (1,038)

          Cash and cash equivalents at
            beginning of period                      6,472         126         935       7,533
                                                  --------    --------    --------    --------
          Cash and cash equivalents at end
            of period                             $  4,625         867       1,003       6,495
                                                  ========    ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1998
                                 (In thousands)

                                                                            Non
                                                  Insilco    Guarantors  Guarantor  Consolidated
                                                  --------    --------    --------    --------
Net cash provided by (used in)
  operating activities                            $(38,810)     41,750       1,696       4,636

Cash flows used in investing activities:
     Capital expenditures, net                         (50)    (17,161)       (747)    (17,958)
     Discontinued operations                          --        (2,197)       --        (2,197)
     Acquisitions, net of cash acquired             (2,308)       --          --        (2,308)
     Other investing activities                       (903)       --          --          (903)
                                                  --------    --------    --------    --------
         Net cash used in investing activities      (3,261)    (19,358)       (747)    (23,366)
                                                  --------    --------    --------    --------
Cash flows provided by (used in)
  financing activities:
     Intercompany transfer of funds                 21,804     (21,804)       --          --
     Repayment of revolving credit facility        (41,498)       --          --       (41,498)
     Funds deposited in excess of retired
       10.25% Notes                                 (2,032)       --          --        (2,032)
     Loan from Insilco Holding Co.                   2,991        --          --         2,991
     Payment of prepetition liabilities             (2,735)       --          --        (2,735)
     Retirement of 101/4% Notes                   (148,474)       --          --      (148,474)
     Dividend to Insilco Holding Co.               (30,856)       --          --       (30,856)
     Debt issuance costs                           (12,415)       --          --       (12,415)
     Borrowing (repayment of long term debt)       125,000         (49)     (1,126)    123,825
     Proceeds from 12% Notes and warrants          120,000        --          --       120,000
     Issuance of common stock                        3,668        --          --         3,668
     Proceeds from stock option exercise             3,281        --          --         3,281
                                                  --------    --------    --------    --------
         Net cash provided by (used in)
           financing activities                     38,734     (21,853)     (1,126)     15,755
                                                  --------    --------    --------    --------
Effect of exchange rate changes on cash               --          --            85          85
                                                  --------    --------    --------    --------
         Net increase (decrease) in cash and
           cash equivalents                         (3,337)        539         (92)     (2,890)

         Cash and cash equivalents at
           beginning of period                       9,809        (413)      1,027      10,423
                                                  --------    --------    --------    --------
         Cash and cash equivalents at end
           of period                              $  6,472         126         935       7,533
                                                  ========    ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1997
                                 (In thousands)

                                                                            Non
                                                  Insilco    Guarantors  Guarantor  Consolidated
                                                  --------    --------    --------    --------
Net cash provided by (used in)
  operating activities                            $(27,771)     72,279         215      44,723

Cash flows used in investing activities:
    Proceeds from divestitures, net                112,610        --                   112,610
    Capital expenditures, net                          (62)    (19,021)     (1,339)    (20,422)
    Discontinued operations                          --         (3,161)       --        (3,161)
    Other investing activities                       6,190        --          --         6,190
                                                  --------    --------    --------    --------
        Net cash provided by (used in)
        investing activities                       118,738     (22,182)     (1,339)     95,217
                                                  --------    --------    --------    --------
Cash flows used in financing activities:
    Intercompany transfers to parent                49,507     (49,507)       --          --
    Borrowings of Revolving Facility                64,759        --          --        64,759
    Payment of prepetition liabilities              (2,811)       --          --        (2,811)
    Sale of 101/4% Notes                           150,000        --          --       150,000
    Debt issuance and tender costs                 (10,689)       --          --       (10,689)
    Retirement of Term Facility                   (116,677)       (569)       --      (117,246)
    Proceeds from stock option exercise              4,618        --          --         4,618
    Repurchase of shares                          (220,000)       --          --      (220,000)
    Purchase of treasury stock                      (1,887)       --          --        (1,887)
                                                  --------    --------    --------    --------
        Net cash used in financing activities      (83,180)    (50,076)       --      (133,256)
                                                  --------    --------    --------    --------
Effect of exchange rate changes on cash               --          --          (302)       (302)
                                                  --------    --------    --------    --------
        Net increase (decrease) in cash and
          cash equivalents                           7,787          21      (1,426)      6,382

        Cash and cash equivalents at
          beginning of period                        2,022        (434)      2,453       4,041
                                                  --------    --------    --------    --------
        Cash and cash equivalents at end
          of period                               $  9,809        (413)      1,027      10,423
                                                  ========    ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)   Other Long-Term Liabilities
       ---------------------------

       A summary of other long-term liabilities at December 31 follows (in thousands):

                                                                   1999        1998
                                                                 --------    --------
       Post-retirement benefits, other than pensions (Note 11)   $ 22,137      21,627
       Prepetition and other tax liabilities                       17,843      16,165
       Environmental liabilities                                    6,411       7,351
       Deferred compensation and other                              1,928       2,240
                                                                 --------    --------
                                                                   48,319      47,383
            Less current portion                                     (919)     (1,945)
                                                                 --------    --------
                                                                 $ 47,400      45,438
                                                                 ========    ========

       Prepetition and other tax liabilities
       -------------------------------------
       On April 1, 1993, the Company and certain of its subsidiaries emerged from Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") pursuant to a plan of reorganization. The Chapter 11 Cases were commenced on January 13, 1991. The Company entered into an agreement with the Internal Revenue Service ("IRS") settling Federal income tax claims filed in the Chapter 11 Cases for open taxable years through 1990. In addition to this agreement, the tax liabilities include prepetition state tax claim settlements, negotiated payment terms on certain foreign prepetition tax liabilities, tax adjustments proposed by the Internal Revenue Service and various states and foreign jurisdictions for various years and an estimate of the Company's obligation for curative action required by the IRS to cure certain operational defects in one of the Company's defined contribution plans.

       Environmental liabilities
       -------------------------
       The Company's operations are subject to extensive Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company has a program for monitoring its compliance with applicable environmental regulations, the interpretation of which often is subjective. This program includes, but is not limited to, periodic reviews of the Company operations' obligations to comply with environmental laws and regulations in order to determine the adequacy of the recorded liability for remediation activities.

       The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $6,411,000 relating to these environmental matters at December 31, 1999. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon in-house research and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)   Pension Plans and Post-retirement Benefits
       ------------------------------------------

       Pension Plans
       -------------
       The Company has defined benefit pension plans covering certain of its employees. The benefits under these plans are based primarily on employees' years of service and compensation near retirement. The Company's funding policy is consistent with the funding requirements of Federal laws and regulations. Plan assets consist principally of equity investments, government and corporate debt securities and real estate investments. The Company also contributes to various multi-employer plans sponsored by bargaining units for its union employees.

       A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                                    1999                            1998
                                                          ------------------------        ------------------------
                                                           Assets       Accumulated        Assets        Accumulated
                                                           Exceed         Benefits         Exceed         Benefits
                                                        Accumulated        Exceed        Accumulated       Exceed
                                                          Benefits         Assets         Benefits         Assets
                                                          --------        --------        --------        --------
Changes in benefit obligation:

Benefit obligation at beginning of year                   $ 66,316          17,396          67,312          15,395
Service cost                                                 2,346             558           2,241             501
Interest cost                                                4,367           1,185           4,562           1,082
Amendments                                                     --            1,050             --              --
Actuarial (gain) loss                                       (1,452)         (2,190)           (658)          1,281
Benefits paid                                               (8,261)           (896)         (7,141)           (863)
                                                          --------        --------        --------        --------
     Benefit obligation at end of year                    $ 63,316          17,103          66,316          17,396
                                                          --------        --------        --------        --------
Change in plan assets:

Fair value of plan assets at beginning of year            $ 74,650          11,459          78,440          11,087
Actual return on assets                                      4,506             914           3,274             453
Employer contribution                                          --              481              77             781
Benefits paid                                               (8,261)           (896)         (7,141)           (862)
                                                          --------        --------        --------        --------
     Fair value of plan asset at end of year                70,895          11,958          74,650          11,459
                                                          --------        --------        --------        --------

Funded status                                                7,580          (5,145)          8,334          (5,938)
Unrecognized net actuarial (gain) loss                      (9,691)           (648)        (10,299)          1,395
Unrecognized prior service costs                            (1,065)          2,472          (1,136)          1,738
                                                          --------        --------        --------        --------
     Accrued benefit cost                                 $ (3,176)         (3,321)         (3,101)         (2,805)
                                                          ========        ========        ========        ========
Amounts recognized in the statement of
  financial position consist of:
Accrued benefit liability                                 $ (3,176)         (4,915)         (3,101)         (5,011)
Intangible asset                                               --            1,594             --              971
Accumulated other comprehensive income                         --              --              --            1,235
                                                          --------        --------        --------        --------
     Net amount recognized                                $ (3,176)         (3,321)         (3,101)         (2,805)
                                                          ========        ========        ========        ========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The components of pension cost follow (in thousands):

                                                  1999        1998        1997
                                                -------     -------     -------
       Service cost                             $ 2,904       2,742       2,068
       Interest cost                              5,552       5,644       5,100
       Actual return on assets                   (7,656)     (7,409)     (6,208)
       Net amortization and deferral                245         263          86
       Recognized net actuarial loss (gain)          27           2        (208)
                                                -------     -------     -------
                 Net pension cost               $ 1,072       1,242         838
                                                =======     =======     =======


       In addition, the Company recognized pension costs of $526,000 in 1999, $572,000 in 1998 and $597,000 in 1997 related to contributions to multi-employer plans.

       The assumptions used in accounting for the pension plans as of December 31 follow:

                                                              1999        1998
                                                             ------      ------
       Discount Rates                                         8.00%       7.00%
       Rates of increase in compensation levels               4.50%       4.50%
       Expected long-term rate of return on assets            9.00%      10.00%


       In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $1,160,000 in 1999, $821,000 in 1998 and $819,000 in 1997.

       Post-retirement benefits, other than pensions
       ---------------------------------------------
       The Company maintains nine post-retirement health care and life insurance benefit plans, four of which cover approximately 500 present retirees (the "Retiree Plans") and five of which cover certain retirees and current employees of four operating units (the "Open Plans"). The Company pays benefits under the plans when due and does not fund its plan obligations as they accrue. The Company's accrued post-retirement benefit cost is attributable to the Retiree Plans and one of the Open Plans, in which approximately 100 retirees and 300 current employees were participants. It has been assumed that plan participant contributions, if any, under these five plans will increase as a result of increases in medical costs. The other Open Plans have been, and are assumed will continue to be, fully self-funded by their participants.

       The components of net periodic post-retirement benefit cost follow (in thousands):

                                                1999         1998         1997
                                              -------      -------      -------
       Service cost                           $   516          384          400
       Interest cost                            1,130        1,104        1,099
       Amortization of prior service cost        (358)        (352)        (352)
       Recognized net actuarial gain             --            (45)         (85)
                                              -------      -------      -------
                                              $ 1,288        1,091        1,062
                                              =======      =======      =======


       A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                      1999        1998
                                                    --------    --------
       Change in benefit obligation:

       Benefit obligation at beginning of year      $ 16,697      16,848
       Service cost                                      516         384
       Interest cost                                   1,130       1,104
       Actuarial gain                                 (1,881)       (620)
       Benefits paid                                    (823)     (1,019)
                                                    --------    --------
           Benefit obligation at end of year          15,639      16,697
                                                    --------    --------

       Funded status                                 (15,639)    (16,697)
       Unrecognized net actuarial gain                (3,311)     (1,493)
       Unrecognized prior service cost                (3,714)     (4,073)
                                                    --------    --------
           Accrued benefit cost                     $(22,664)    (22,263)
                                                    ========    ========


       At December 31, 1999 and 1998, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 8.0% and 7.0%, respectively. The recorded healthcare cost trend rates assumed in measuring the accumulated post-retirement benefit obligation were 9.0% and 7.5% in 2000, declining to an ultimate rates of 6.05% and 4.5% in 2010 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates in 1999 would have the following effects:

                                              1-Percentage       1-Percentage
                                             Point Increase     Point Decrease
                                             --------------     --------------
       Effect on total of service and
       interest cost components                  $  260               (222)

       Effect on post-retirement benefit
       obligation                                 1,049               (894)


(12)   Stock-Based Compensation Plans
       ------------------------------

       In connection with the Mergers, the Company adopted on August 17, 1998, the following plans: the Equity Unit Plan, Direct Investment Program, and the Stock Option Plan. Following is a description of each respective plan.

       EQUITY UNIT PLAN

       The Equity Unit Plan allowed members of management of the Company to purchase Equity Units, which are considered share equivalents of Holdings stock. The purchase price per unit was $45.00. Participants were allowed to use either deferred compensation or the deferral of future compensation to satisfy the purchase price of the units. The value of the units is determined under an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") formula or by market-related value if the actual common shares of Holdings are listed or quoted for trading on a national exchange or NASDAQ and the aggregate market value held by non-affiliates is $25,0000,000 or greater. The total number of units available for purchase under this plan is 88,194. As of December 31, 1998 the number of units actually purchased was 77,457. At December 31, 1999, the number of unit purchased under the plan was 38,484. Upon the occurrence of a Significant Event, (as defined in the Equity Unit
       Plan), the Company is

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       obligated to pay the participant, at the Company's discretion in cash, common shares, or a combination of both, the value of any units purchased less any purchase price that has not been paid. If the value of the units is less than the amount of remaining purchase price the participant is obligated to satisfy the difference or the Company has the right to offset any amounts owed the participant against the remaining purchase price.

       DIRECT INVESTMENT PROGRAM

       The Direct Investment Program allowed members of management of the Company to purchase actual Holdings shares of common stock at a price of $45.00 per share. There are certain restrictions on the sale or transfer of these shares upon the occurrence of a Significant Event such as termination, future recapitalization or other defined situations. The total number of shares available for purchase by management was 22,916 shares, with 22,361 shares actually purchased and outstanding as of December 31, 1998. At December 31, 1999, 22,418 shares remain outstanding, with 19,996 of these shares being accounted for as treasury shares.

       STOCK OPTIONS

       The Insilco Holding Co. Stock Option Plan provides for the issuance of no more than 200,000 shares of Holdings common stock to eligible employees of the Company. As of December 31, 1999, the Company has 75,988 shares available for future awards under the plan.

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

       Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 1999, 1998 and 1997 under SFAS 123, the Company's net income and earnings per share would have approximated the pro forma amounts below:

                                                1999       1998       1997
                                               -------    -------    -------
       Net income (loss)     As reported       $ 9,768    (10,081)    81,644
                               Pro forma         9,745    (10,124)    81,069

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       A summary of the options granted follows:

                                                              Weighted
                                                  Number       Average
                                                of Shares       Price
                                                ---------     ---------
       Options outstanding December 31, 1996    1,070,565       23.36
               Granted                            151,500       36.87
               Forfeited                          (30,938)      24.79
               Exercised                         (450,860)      18.27
                                                ---------

       Options outstanding December 31, 1997      740,267       29.17
               Granted                             15,500       33.02
               Forfeited                          (39,067)      35.17
               Exercised                         (108,949)      24.07
               Cancelled at Merger Date          (607,751)      30.04
                                                ---------

       Options outstanding December 31, 1998         --
               Granted                            200,162       45.00
               Forfeited                          (76,150)      45.00
               Exercised                             --
                                                ---------

       Options outstanding December 31, 1999      124,012       45.00
                                                =========

       Options exercisable at December 31:
               1997                               421,033       27.18
               1998                                   --          --
               1999                                   --          --



       The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $14.41, $12.84 and $13.87, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0.0%, risk-free interest rate of 5.50%, volatility of 30%, and an expected life of 10 years.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)   Income Tax Expense
       ------------------

       The components of total income tax expense (benefit) follow (in thousands):

                                                                 1999       1998       1997
                                                               -------    -------    -------
       Total income taxes:
       From continuing operations before extraordinary item:
              Current:
                  Federal                                      $   460        206        484
                  State and Local                                  161         20        515
                  Foreign                                          987        336        622
                                                               -------    -------    -------
                                                                 1,608        562      1,621
                                                               -------    -------    -------
              Deferred:
                  Federal                                       (7,089)    (2,017)     8,130
                  State and Local                                 (479)      (341)       909
                  Foreign                                          882        220        488
                                                               -------    -------    -------
                                                                (6,686)    (2,138)     9,527
                                                               -------    -------    -------
                  Total from continuing operations
                  before extraordinary item                     (5,078)    (1,576)    11,148
       Discontinued operations                                   3,217        708     40,506
       Extraordinary item                                         --       (3,958)      (465)
       Stockholders' equity                                       --         (941)    (3,277)
                                                               -------    -------    -------
                  Total income taxes                           $(1,861)    (5,767)    47,912
                                                               =======    =======    =======

       The significant components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):

                                                           1999       1998       1997
                                                         -------    -------    -------
       Deferred tax expense (benefit) exclusive of the
            effects of other components                  $(5,698)    (1,116)     9,527
       Changes in the valuation allowance for deferred
            tax assets allocated to income tax expense      (988)    (1,022)      --
                                                         -------    -------    -------
                                                         $(6,686)    (2,138)     9,527
                                                         =======    =======    =======

       Pretax income (loss) from continuing operations by domestic and foreign sources follows (in thousands):

                              1999          1998          1997
                            -------       -------       -------
       Domestic             $(6,888)      (11,481)       27,421
       Foreign                6,028         4,200         3,241
                            -------       -------       -------
                            $  (860)       (7,281)       30,662
                            =======       =======       =======

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):


                                                  1999       1998       1997
                                                -------    -------    -------
       Computed statutory tax expense           $  (301)    (2,548)    10,731
       State and local taxes                       (622)      (361)     1,244
       Equity in earnings of affiliates            (852)      (798)      (733)
       Merger fees                                 --        2,555       --
       Foreign tax rate differential                347        535       (373)
       Professional fees                            628       --         --
       Severance expenses                          (356)      --         --
       Life insurance                               (33)      (461)      (595)
       Goodwill amortization                        147         22         20
       Disposition of operating divisions        (2,827)      --         --
       Other, net                                  (221)       502        854
       Valuation allowance                         (988)    (1,022)      --
                                                -------    -------    -------
              Income tax expense (benefit)      $(5,078)    (1,576)    11,148
                                                =======    =======    =======


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                                              1999        1998
                                                                            --------    --------
       Deferred tax assets:
            Net operating loss carryforwards                                $ 28,668      24,322
            Accrued liabilities                                                8,981      12,163
            Pension and other post-retirement benefits                        12,962      11,426
            Tax credits                                                        9,917       9,639
            Other                                                              1,538         650
                                                                            --------    --------
                Total gross deferred tax assets                               62,066      58,200
                   Less valuation allowance                                  (32,254)    (35,457)
                                                                            --------    --------
                Total gross deferred tax assets after valuation allowance     29,812      22,743

       Deferred tax liabilities:
            Plant and equipment                                              (14,490)    (14,364)
            Other                                                             (1,867)       (719)
                                                                            --------    --------
                Total gross deferred tax liabilities                         (16,357)    (15,083)
                                                                            --------    --------
                   Net deferred tax asset                                   $ 13,455       7,660
                                                                            ========    ========

       The net reduction in the valuation allowance for deferred tax assets for the years ended December 31, 1999 and 1998 was $3,203,000 and $6,636,000,
       respectively. Recognition, if any, of tax benefits subsequent to December 31, 1999 relating to unrecognized deferred tax assets are expected to be allocated to the consolidated statements of operations and additional paid-in capital in the amounts of $20,723,000 and $11,531,000, respectively. At December 31, 1999, the Company had Federal net operating loss carryforwards of approximately $41,567,000. Substantially all of the Federal net operating loss carryforwards will be utilized in the year 2000 to offset the gain on the sale of Taylor Publishing Company.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       In order to fully realize the net deferred tax assets recognized, the Company will need to generate future taxable income. Based upon an evaluation of historical and projected future taxable income, the Company believes it is more likely than not that it will generate sufficient future taxable income to realize its net deferred tax asset of $13,455,00 at December 31, 1999. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

       Deferred taxes are not provided on unremitted earnings of subsidiaries outside the United States because it is expected that the earnings are permanently reinvested and such determination is not practical. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

       The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The IRS is presently examining the consolidated Federal income tax returns for tax years 1991 through 1996. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(14)   Restructuring and Plant Closing Costs
       -------------------------------------

       During the year ended December 31, 1999, the Company recorded $9,749,000 of restructuring and plant closing costs relating to corporate office staff reductions, restructuring of certain heat exchanger and tubing manufacturing facilities, and the closure of its heat exchanger machinery and equipment manufacturing operation (McKenica) with the objectives of lowering operating costs and focusing resources on core business units.

       The cost of these actions has been reflected in cost of sales ($3,156,000), SG&A ($211,000) and restructuring and plant closing costs ($6,382,000). The charge consists of employee separation costs of $4,090,000, asset impairments of $922,000, remaining noncancellable lease costs of $912,000, other exit costs of $1,467,000 and non-cash charges of $2,358,000. Employee separations occurred at manufacturing facilities affected by the plan and at the corporate office. The decision to exit the heat exchanger machinery and equipment business decreased cash flows triggering the asset impairment. The amount of impairment of such assets was based on the estimated net realizable market value of the assets. Other exit costs consist of warranty reserves and losses on remaining percentage of completion contracts. Non-cash charges consist of inventory write-downs and accounts receivable write-offs. Asset impairments consist of the write off of the carrying value of abandoned fixed assets.

       As of December 31, 1999, the Company has an accrual of $1,718,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of this accrual is as follows (in thousands):

                                                           As of                             As of
                                                          December                Cash      December
                                                          31, 1998   Accruals   Outlays     31, 1999
                                                           ------     ------     ------      ------
       Restructuring charges:
          Employee separations                             $ --        4,090     (3,178)        912
          Other exit costs                                   --        1,467     (1,355)        112
          Remaining noncancellable lease costs               --          912       (218)        694
                                                           ------     ------     ------      ------
           Subtotal                                        $ --        6,469     (4,751)      1,718
                                                           ======     ------     ======      ======
          Noncash charges                                              2,358
          Asset impairments                                              922
                                                                      ------
           Total restructuring and plant closing costs                $9,749
                                                                      ======

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The headcount reduction from these activities was approximately 172 employees.

       In 1998, the Company incurred charges for severance expenses totaling $1,622,000 related to workforce reductions and charges of $200,000 related to lease cancellations. These costs have been reflected in cost of sales ($487,000) and SG&A ($1,355,000). At December 31, 1998, the
       Company had no accrual remaining relating to these items.

       The headcount reduction related to these items was approximately 25 employees.

(15)   Related Party Transactions
       --------------------------

       As of December 31, 1999, the Company had an intercompany payable of $2,954,000 to Holdings, the parent of the Company (see Note 1). The intercompany payable consisted of a $3,500,000 advance to the Company from Holdings, net of $546,000 of expenses paid by the Company on behalf of Holdings. In the first quarter of 1999, the Company received from Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an affiliate of DLJMB, $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998. In 1999, the Company paid DLJSC advisory and retainer fees of $500,000 and $336,000, respectively. At December 31, 1999, the Company had a payable to DLJSC of $75,000 of retainer fees for investment banking services.

       At December 31, 1998, the Company had a dividend receivable of $2,850,000 from its Thermalex Joint Venture and a receivable from DLJSC totaling $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which are included in Receivables from Related Parties.

       In connection with the sale of the 12% Notes, the Company paid $3,600,000 in underwriting fees to DLJSC. In addition the company paid DLJSC fees of approximately $3,181,000 for services as Lead Arranger and Syndication Agent in connection with the Company's amended and restated Bank Credit Agreement. In connection with the Mergers, Donaldson Lufkin & Jenrette Capital Funding received $1,750,000 in fees from the Company to provide a backstop credit facility and the company reimbursed DLJSC approximately $184,000 for expenses.

       Prior to the Mergers in 1998, Water Street Corporate Recovery Fund I, L.P. ("Water Street"), an affiliate of Goldman, Sachs & Co. ("Goldman Sachs"), beneficially owned approximately 45% (62% prior to the Share Repurchase) of the Company's common stock. Neither Holdings nor the Company is aware of any transaction or of any currently proposed transaction in which Goldman Sachs has any material direct or indirect interest as a result of its ownership position in the Company except as follows:

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

       As discussed in Note 7, the Company entered into the 1997 Bank Credit Agreement and Goldman Sachs

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Credit Partners L.P., an affiliate of Goldman Sachs, had an initial participating interest of $66,667,000. Goldman Sachs Credit Partners L.P. received $583,000 from the agent bank for its portion of the arrangement fee paid by the Company in 1997.

 (16)  Commitments and Contingencies
       -----------------------------

       Rental expense for operating leases totaled $3,993,000, $3,364,000 and $3,110,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These leases primarily relate to production facilities. Rental income received for subleases for operating leases totaled $257,000 in 1999, $248,000 in 1998 and none in 1997.

       Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 1999 are as follows: 2000, $3,291,000; 2001, $2,432,000; 2002, $1,848,000; 2003, $1,119,000; 2004, $427,000 and
       thereafter, none. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 1999 are as follows: 2000, $257,000; 2001, $257,000; 2002, $22,000; and thereafter, none.

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

(17)   Segment Data
       ------------

       DESCRIPTION OF SEGMENTS

       The Company provides a broad spectrum of products through two business segments: Automotive Components and Technologies related components.

       The Company's Automotive Components segment provides products and services to automotive OEMs and suppliers. These products include heat-transfer products and related tubing, clutch plates for automatic transmissions, suspension parts for vibration-reducing assemblies and engine mounts used by automotive manufacturers and suppliers, railroad locomotive and other heavy industrial equipment manufacturers and suppliers. Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 20%, 22%, and 24% of the Company's Automotive Component revenues for 1999, 1998, and 1997, respectively.

       Through its Technologies segment, the Company provides a broad range of telecommunication and electrical component products and services to the computer networking, telephone digital switching, main frame computer, automotive and medical equipment markets. The products include high-speed data connectors and systems, off-the-shelf and custom power transformers, precision stampings and wire-formed parts, and custom cable and wire assemblies used by computer networking, telecommunications, computer, automotive and medical equipment OEMs and suppliers. Two telecommunications OEMs directly or indirectly accounted for approximately 22%, 25%, and 25% of the Company's Technologies revenues for 1999, 1998, and 1997, respectively.

       The Company has included in its Other segment two operating units that fall below the quantitative reporting thresholds and do not meet all the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       equipment for automotive suppliers and OEMs and a welded stainless steel tubing manufacturer that provides tubing and tubing products to distributors, recreational marine and transportation markets. Both of these operating units were divested in 1999.

       MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

       The Company evaluates performance and allocates resources to its operating segments based on earnings before interest, taxes, depreciation and amortization (EBITDA). Certain investors use EBITDA as a measure of operations and ability to meet debt service requirements. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. Moreover, the EBITDA amount presented herein is not necessarily comparable to other similarly titled captions of other companies, or as defined by the Company's Bank Credit Agreement or Debentures due to inconsistencies in the method of calculation. The accounting policies used in preparing the following segment data are the same as those described in Note 2, "Significant Accounting Policies". The company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees, and deferred tax assets.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Summary financial information by business segment is as follows (in thousands):

                                                                  Year Ended December 31,
                                                           -----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    ---------
       NET SALES:

           Automotive Components                           $ 228,313      213,365      193,839
           Technologies                                      229,975      189,781      198,941
                                                           ---------    ---------    ---------
              On-going operations                            458,288      403,146      392,780
           Other                                              18,067       31,158       37,231
                                                           ---------    ---------    ---------
              Total                                        $ 476,355      434,304      430,011
                                                           =========    =========    =========
       INCOME (LOSS) FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS

           Automotive Components                           $  32,457       31,591       29,963
           Technologies                                       28,199       28,385       32,893
           Unallocated amount
              Corporate operating expenses                    (5,895)      (7,680)      (9,249)
                                                           ---------    ---------    ---------
              On-going operations                             54,761       52,296       53,607
           Other                                               1,136        2,263        5,843
                                                           ---------    ---------    ---------
              Earnings before interest, taxes
                depreciation and amortization                 55,897       54,559       59,450
           Depreciation                                      (19,541)     (16,840)     (15,447)
           Significant legal expenses                         (2,653)      (1,272)        --
           Severance and write-downs                          (5,202)      (1,822)        --
           Restructuring charge                               (6,382)        --           --
           Merger fees                                          --        (20,890)        --
                                                           ---------    ---------    ---------
                  Total operating income                      22,119       13,735       44,003

           Interest expense                                  (36,475)     (28,588)     (20,003)
           Net gain on asset disposals                         9,071          397          120
           Other income, net                                   4,425        7,175        6,542
                                                           ---------    ---------    ---------
              Income (loss) from continuing operations
              before income taxes and extraordinary item   $    (860)      (7,281)      30,662
                                                           =========    =========    =========
           Net Income (loss)                               $   9,768      (10,081)      81,644
                                                           =========    =========    =========
       DEPRECIATION AND AMORTIZATION EXPENSE:

           Automotive Components                           $   9,365        8,508        8,104
           Technologies                                        9,577        7,216        6,159
           Other                                                 550        1,044        1,095
           Corporate                                              49           72           89
                                                           ---------    ---------    ---------
              Total                                        $  19,541       16,840       15,447
                                                           =========    =========    =========
       CAPITAL EXPENDITURES:

           Automotive Components                           $   7,879        9,132       11,659
           Technologies                                        7,133        7,926        8,166
           Other                                                  64          850          535
           Corporate                                              18           50           62
                                                           ---------    ---------    ---------
              Total                                        $  15,094       17,958       20,422
                                                           =========    =========    =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       A summary of identifiable assets by segment at December 31 follows (in thousands):
                                              1999               1998
                                           ---------          ---------
       Automotive Components               $ 150,229            135,525
       Technologies                          131,695             96,742
       Other                                     (31)            17,342
       Corporate                              33,306             31,344
                                           ---------          ---------
                 Total                     $ 315,199            280,953
                                           =========          =========

       A summary of long-lived assets by geographic region is as follows (in thousands):
                                              1999               1998
                                           ---------          ---------
       United States                       $ 175,580            151,701
       Germany                                12,656             15,029
                                           ---------          ---------
                 Total                     $ 188,236            166,730
                                           =========          =========

       Summary of export sales by geographic region is as follows (in thousands):
                                 1999            1998            1997
                               -------         -------         -------
       Europe                  $35,444          22,838          21,193
       Asia                     10,203           8,829          14,007
       Canada                    7,748           7,692           9,758
       Mexico                    3,161           3,005           4,292
       Other                     5,683           4,335           6,155
                               -------         -------         -------
                 Total         $62,239          46,699          55,405
                               =======         =======         =======

       Net sales are attributed to countries based on the location of customers.

       MAJOR CUSTOMERS

       Revenues from one of the "Big 3" domestic automobile manufacturers accounted for approximately 10%, 11%, and 11% of the Company's consolidated revenues for 1999, 1998, and 1997, respectively.

(18)   Pro Forma Results of Operations (unaudited)
       -------------------------------------------

       Set forth below is certain unaudited pro forma condensed consolidated financial information of the Company based upon historical consolidated financial statements of the Company that has been adjusted to give effect to the Purchases of Thermal Transfer Products, LTD and TAT Technologies (See Notes 1 and 19), the Refinancing (as defined below), the Mergers, including the Merger Financing and application of the proceeds thereof (See Note 1). A summary of these adjustments follows.

       On July 20, 1999, the Company, executed a definitive merger agreement with Thermal Transfer Products, Ltd. The entire purchase price was financed from borrowings under the Company's Revolving Credit Facility. The gross purchase price paid was $26.5 million. The purchase price net

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       of cash acquired and including estimated costs incurred directly related to the transactions was $23.3 million. The preliminary excess of the purchase price over net identifiable assets acquired is $8.7 million, which is being amortized on a straight-line basis over 20 years.

       On February 17, 2000, the Company through two newly created wholly-owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. The gross purchase price paid was $91.2 million and is subject to certain post closing adjustments. The initial purchase price has not yet been allocated. The Company expects to have these items quantified within one year of the date of acquisition. The acquisition will be accounted for as a purchase and the Company is currently determining the appropriate period for amortizing any resulting goodwill from this transaction. The entire purchase price was financed with borrowings under the Company's Term Loan Facility.

       The Refinancing includes the following transactions: (i) the issuance of the 12% Notes which generated gross proceeds to the Company of approximately $120.0 million; (ii) the repurchase of the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iii) the execution and delivery of the New Credit Facility and borrowings thereunder to refinance the 1997 Credit Facility and to purchase the 10 1/4% Notes at a purchase price of 101% of principal amount plus accrued and unpaid interest; (iv) payment of fees and expenses in connection with the offering of the Notes, the New Credit Facilities and the purchase of the 10 1/4% Notes.

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

       The unaudited pro forma condensed consolidated income statements have been prepared as if the Refinancing and the Mergers occurred on January 1 of the relevant period; however, the expenses directly related to the aforementioned transactions (other than interest expense) are excluded from the unaudited pro forma condensed consolidated income statements. The Unaudited Pro Forma Condensed Consolidated Financial Data are based on certain assumptions and estimates, and therefore do not purport to be indicative of the results that would have been obtained had the transactions been completed as of such dates or indicative of future results of operations and financial position.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Unaudited Pro Forma condensed consolidated Statement of Income
                          Year Ended December 31, 1999
                      (In thousands, except per share data)

                                                                           (1)
                                                                         Thermal            TTP
                                                                         Transfer        Pro Forma
                                                       Historical     Products, Ltd.    Adjustments
                                                       ---------        ---------        ---------
       Net sales                                       $ 476,355           12,477             --

       Cost of goods sold                                367,905           10,271              114 (2)
       Depreciation and amortization                      19,541              356              429 (3)
       Selling, general, and administrative expenses      60,408            1,382             (420)(4)
       Reorganization expense                              6,382             --               --
                                                       ---------        ---------        ---------
           Operating income                               22,119              468             (123)

       Interest expense                                  (36,475)              61             (994)(5)
       Interest income                                       389             --               --
       Equity in net income of Thermalex                   3,043             --               --
       Other income, net                                  10,064                4             --
                                                       ---------        ---------        ---------
           Income (loss) from continuing operations
             before income taxes                            (860)             533           (1,117)
       Income tax benefit (expense)                        5,078             (256)             402 (6)
                                                       ---------        ---------        ---------
           Income (loss) from continuing operations    $   4,218              277             (715)
                                                       =========        =========        =========



                                                          (7)              TAT
                                                          TAT           Purchase
                                                      Operations       Adjustments       Pro Forma
                                                       ---------        ---------        ---------
       Net sales                                          46,549             --            535,381

       Cost of goods sold                                 29,668             --            407,958
       Depreciation and amortization                         100            4,115 (8)       24,541
       Selling, general, and administrative expenses       9,795             --             71,165
       Reorganization expense                               --               --              6,382
                                                       ---------        ---------        ---------
           Operating income                                6,986           (4,115)          25,335

       Interest expense                                     --             (6,662)(9)      (44,070)
       Interest income                                       164             --                553
       Equity in net income of Thermalex                    --               --              3,043
       Other income, net                                    --               --             10,068
                                                       ---------        ---------        ---------
           Income (loss) from continuing operations
             before income taxes                           7,150          (10,777)          (5,071)

       Income tax benefit (expense)                       (2,470)           2,398 (10)       5,152
                                                       ---------        ---------        ---------
           Income (loss) from continuing operations        4,680           (8,379)              81
                                                       =========        =========        =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Unaudited Pro Forma condensed consolidated Statement of Income
                          Year Ended December 31, 1998
                      (In thousands, except per share data)

                                                                                                    (5)
                                                                                                  Thermal
                                                                   Merger       Refinancing      Transfer
                                                Historical      Adjustments     Adjustments    Products, Ltd.
                                                 ---------       ---------       ---------       ---------
       Net sales                                 $ 434,304                                          27,792

       Cost of goods sold                          322,104                                          22,916
       Depreciation and amortization                16,840                                             710
       Selling, general, and
         administrative expenses                    81,625         (20,890)(1)                       2,989
                                                 ---------       ---------       ---------       ---------
           Operating income                         13,735          20,890            --             1,177
       Interest expense                            (28,588)         (1,955)(2)      (4,167)(3)          89
       Interest income                                 979                                            --
       Equity in net income of Thermalex             2,850                                            --
       Other income, net                             3,743                                              18
                                                 ---------       ---------       ---------       ---------
           Income (loss) from continuing
            operations before income taxes          (7,281)         18,935          (4,167)          1,284
       Income tax benefit (expense)                  1,576          (6,311)(1)
                                                                       753 (4)       1,604 (4)        (514)
                                                 ---------       ---------       ---------       ---------
           Income (loss) from
             continuing operations               $  (5,705)         13,377          (2,563)            770
                                                 =========       =========       =========       =========



                                                    TTP            (11)             Net
                                                 Pro Forma          TAT           Purchase
                                                Adjustments    Technologies     Adjustments      Pro Forma
                                                 ---------       ---------       ---------       ---------
       Net sales                                      --            20,001            --           482,097

       Cost of goods sold                              114 (6)      12,710            --           357,844
       Depreciation and amortization                   857 (7)          80           4,115 (12)     22,602
       Selling, general, and
         administrative expenses                      (475)(8)       3,609            --            66,858
                                                 ---------       ---------       ---------       ---------
           Operating income                           (496)          3,602          (4,115)         34,793
       Interest expense                             (1,989)(9)         --           (5,829)(13)    (42,439)
       Interest income                                --                34            --             1,013
       Equity in net income of Thermalex              --               --             --             2,850
       Other income, net                              --               --             --             3,761
                                                 ---------       ---------       ---------       ---------
           Income (loss) from continuing
            operations before income taxes          (2,485)          3,636          (9,944)            (22)
       Income tax benefit (expense)                                                                 (4,735)
                                                       895 (10)     (1,206)          2,098 (14)      3,630
                                                 ---------       ---------       ---------       ---------
           Income (loss) from
             continuing operations                  (1,590)          2,430          (7,846)         (1,127)
                                                 =========       =========       =========       =========

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Income follow:

For 1999:

       (1) To include 6 months of Thermal Transfer Products, LTD. in the Company's financial statement.

       (2)   To reflect the write-off of the market value step-up in inventory.

       (3) To reflect the increase in depreciation and amortization due to 1) the amortization of goodwill on a straight-line basis over 20 years and 2) additional straight-line depreciation relating to the step-up of property, plant and equipment, which is being depreciated over periods of 3 to 25 years.

       (4) To reflect the elimination of the net excess cost of the former owners salaries ($340,500) less the salaries of management replacements ($103,000) and to reflect the elimination of professional fees ($182,000) relating to the sale transaction.

       (5) To reflect the increase in interest expense resulting from the borrowings under Insilco's credit facility to finance the acquisition. Interest is calculated based on the new debt of $26.5 million less the cash acquired of $3.9 million using an assumed interest rate of 8.8 percent. A change of 1/8 percent in the interest rate would result in a change in interest expense and net income of $28,250 and $23,448 before and after taxes, respectively.

       (6) To reflect the tax effect of the pro forma adjustments at a statutory rate, 34 percent for federal and 2 percent for state.

       (7) To include TAT Technologies twelve-month translated statement of operations in the Company's financial statement.

       (8) To reflect the increase in amortization due to the amortization of goodwill on a straight-line basis over 20 years.

       (9) To reflect increase in interest expense resulting from the borrowings under Insilco Corporation's credit facility to finance the acquisition. Interest is calculated on the new debt of $91.1 million less the cash acquired of $7.9 million using an assumed interest rate of 8 percent. A change of 1/8 percent in the interest rate would result in a change in interest expense and net income of $104,091 and $66,618 before and after taxes, respectively.

       (10) To reflect the tax effect of the deductible pro forma adjustments at a statutory rate, 34 percent for federal and 2% for state. The amortization of the goodwill is not tax deductible.

For 1998:

       (1) To exclude nonrecurring Merger expenses and the related income tax effect recorded in the year ended December 31, 1998.

       (2) To record the incremental interest expense of $2.0 million for the year ended December 31, 1998, respectively, associated with the Company's $43.1 million of additional borrowings under the 1997 Credit Facility.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (3) To record the net increase in interest expense for the year ended December 31, 1998 as follows: (i) $1.8 million increase in interest expense associated with the increase in LIBOR spreads from 125 basis points ("bps") under the 1997 Credit Facility to a spread of 375 bps for the Term Loan Facility under the New Credit Facility and to a spread of 300 bps for the Revolving Credit Facility and based on an assumed LIBOR rate of 4.98% thereunder (ii) $2.9 million increase in interest expense related to the additional borrowings under the 1997 Revolving Credit Facility, incurred in connection with the Refinancing, and (iii) $12.6 million increase in interest expense relating to the issuance of the 12% Notes offset by a $13.6 million reduction in interest expense relating to the repayment of the 10 1/4% Notes and the amortization expense relating to the issuance of the 12% Notes and the New Credit Facility partially offset by a reduction in amortization expense relating to the repurchase of the 10 1/4% Notes and the 1997 Credit Facility.

       (4) To record the tax benefit of the transaction at the statutory rate of 38.5% (35.0% federal rate and an estimated 3.5% average state rate.

       (5) To include Thermal Transfer Products, LTD. in the Company's financial statement.

       (6)   To reflect the write-off of the market value step-up in inventory.

       (7) To reflect the increase in depreciation and amortization due to 1) the amortization of goodwill on a straight-line basis over 20 years and 2) additional straight-line depreciation relating to the step-up of property, plant and equipment, which is being depreciated over periods of 3 to 25 years.

       (8) To reflect the elimination of the net excess cost of the former owners salaries ($681,000) less the salaries of management replacements ($206,000).

       (9) To reflect the increase in interest expense resulting from the borrowings under Insilco's credit facility to finance the acquisition. Interest is calculated based on the new debt of $26.5 million less the cash acquired of $3.9 million using an assumed interest rate of 8.8 percent. A change of 1/8 percent in the interest rate would result in a change in interest expense and net income of $28,250 and $23,448 before and after taxes, respectively.

       (10) To reflect the tax effect of the pro forma adjustments at a statutory rate, 34 percent for federal and 2 percent for state.

       (11) To include TAT Technologies twelve-month translated statement of operations in the Company's financial statement.

       (12) To reflect the increase in amortization due to the amortization of goodwill on a straight-line basis over 20 years.

       (13) To reflect the increase in interest expense resulting from the borrowings under Insilco's credit facility to finance the acquisition. Interest is calculated based on the new debt of $91.1 million less the cash acquired of $7.9 million using an assumed interest rate of 7 percent. A change of 1/8 percent in the interest rate would result in a change in interest expense and net income of $104,091 and $66,618 before and after taxes, respectively.

       (14) To reflect the tax effect of the deductible pro forma adjustments at a statutory rate, 34 percent for federal and 2 percent for state. The amortization of the goodwill is not tax deductible.

                      INSILCO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(19)   Subsequent Events
       -----------------

       On February 17, 2000, the Company through two newly created wholly-owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc. purchased 9011-7243 Quebec Inc. The surviving entity, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The gross purchase price paid was $91.2 million and is subject to certain post closing adjustments. The initial purchase price has not yet been allocated. The Company expects to have these items quantified within one year of the date of acquisition. The acquisition will be accounted for as a purchase and the Company is currently determining the appropriate period for amortizing any resulting goodwill from this transaction. The entire purchase price was financed with borrowings under Insilco Corporation's Term Loan Facility. See pro forma disclosure at Note 18.

       On February 11, 2000, the Company sold its publishing business, Taylor Publishing Company to TP Acquisition Corp., a newly created, wholly-owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. The net proceeds of approximately $70.0 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under the Company's Term Credit Facility.

                                 EXHIBIT LISTING
                                 ---------------

    *2(a)    -   Agreement and Plan of Merger, dated as of March 24, 1998,
                 among Insilco, INR Holding Co., and Silkworm Acquisition
                 Corporation (Exhibit 10(n) to the Registration Statement on
                 Form S-4 (File No. 333-51145)).

    *2(b)    -   Amendment No. 1 to the Agreement and Plan of Merger, dated
                 June 8, 1998, among Insilco, INR Holding Co., and Silkworm
                 Acquisition Corporation (Exhibit 10(r) to the Registration
                 Statement on Form S-4 (File no. 333-51145)).

    *3(a)    -   Certificate of Incorporation (Exhibit 3.1 to the Current
                 Report on Form 8-K filed on August 18, 1998 (File No.0-22098)).

    *3(b)    -   Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by Insilco on August 18, 1998 (File No. 0-22098)).

    *4(a)    -   Investors' Agreement, dated as of August 17, 1998, among
                 Insilco Holding Co. and the investors named therein (Exhibit
                 4.5 to the Registration Statement on Form S-1 (File No.
                 333-65039) of Insilco Holding Co.)

    *4(b)    -   Indenture, dated as of November 9, 1998 between Insilco and the Trustee (Exhibit 4(a) to the Form 10-Q filed by Insilco on November 16, 1998 (File no. 0-22098)).

    *4(c)    -   First Supplemental Indenture, dated as of December 21, 1998 between Insilco and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947)).

    *4(d)    -   Exchange and Registration Rights Agreement, dated as of
                 November 9, 1998, between Insilco and Donaldson, Lufkin &
                 Jenrette ("DLJ") (Exhibit 4(b) to the Form 10-Q for the
                 Quarter Ended September 30, 1998 (File No. 0-22098)).

    *4(e)    -   Indenture, dated as of August 12, 1997, between Insilco and the Trustee (Exhibit 4(j) to the Registration Statement on
                 Form S-4 (File No. 333-36523)).

    *4(f)    -   Form of New Note (included in Exhibit 4(e) above) (Exhibit
                 4(k) to the Registration Statement on Form S-4 (File No.
                 333-36523)).

    *4(g)    -   Purchase Agreement, dated as of August 7, 1997, among
                 Insilco and Goldman, Sachs & Co., McDonald & Company
                 Securities, Inc. and Citicorp Securities Inc. (the "Initial
                 Purchasers") (Exhibit 4(l) to the Registration Statement on
                 Form S-4, (File No. 333-36523)).

    *4(h)    -   Exchange and Registration Rights Agreement, dated as of
                 August 12, 1997, between Insilco and the Initial Purchasers
                 (Exhibit 4(m) to the Registration Statement on Form S-4 (File
                 No. 333-36523)).

    *4(i)    -   Second Supplemental Indenture, dates as of January 25, 1999, between Insilco and the Trustee.

    *10(a)   -   Insilco Holding Co. Direct Investment Program (Exhibit 4(c)
                 to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.).

    *10(b)   -   Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
                 Registration Statement on Form S-8 (File No. 333-61809) of
                 Insilco Holding Co.).**

    *10(c)   -   Insilco Holding Co. and Insilco Corporation Equity Unit Plan
                 (Exhibit 4(c) to the Registration Statement on Form S-8 (File
                 No. 333-61811) of Insilco Holding Co.). **

    *10(d)   -   Credit Agreement among Insilco and a syndicate of banks and other financial institutions led by Donaldson, Lufkin &
                 Jenrette Securities Corporation, DLJ Capital Funding and The
                 First National Bank of Chicago (Exhibit 10.4 to the
                 Registration Statement on Form S-1 (File No. 333-71947)).

    *10(e)   -   Employment Agreement dated as of May 1, 1993 between Insilco and Robert L. Smialek, as amended and restated (Exhibit 10(k) to the Form 10/A, Amendment No. 1 to Form 10, (File No.
                 0-22098)).**

    *10(f)   -   Form of Indemnification Agreement adopted by Insilco as of
                 July 30, 1990, entered into between Insilco and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10, (File No. 0-22098)).

    *10(g)   -   Form for Income Protection Agreement adopted by Insilco as of December, 1996, entered into between Insilco and the officers identified in Exhibit 10(g) (Exhibit 10(h) to Form
                 10-K for the year ended December 31, 1996, (File No. 0-22098)).

    *10(h)   -   Extension Agreement between Insilco and Robert L. Smialek
                 dated May 1, 1996 (Exhibit 10(l) to the Form 10-K for the year ended December 31, 1997 (File No. 0-22098)).**

    *10(i)   -   Second Extension Agreement between Insilco and Robert L.
                 Smialek dated September 25, 1997 (Exhibit 10(m) to the Form
                 10-K for the year ended December 31, 1997 (File No.
                 0-22098)).**

    *10(j)   -   Purchase Agreement between Insilco Corporation, Insilco
                 Holding Co. and Donaldson, Lufkin & Jenrette Securities
                 Corporation ("DLJ") (Exhibit 10(a) to Form 10-Q filed by
                 Insilco on November 16, 1998).

    *21      -   Subsidiaries of Insilco (Exhibit 21 to the Registration
                 Statement on Form S-1 (File No. 333-51145)).

    23(a)    -   Consent of KPMG LLP.

    24       -   Power of Attorney of officers and directors of Insilco
                 appearing on the signature page hereof.

    *25      -   Statement of Eligibility and Qualification Under the Trust
                 Indenture Act of 1939 (T-1) of The Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form
                 S-4 (File No. 333-36523)).

    27       -   Financial Data Schedule.

    99(a)    -   Schedule II - Valuation and Qualifying Accounts.

_______________
*    Incorporated by reference, as indicated.

** The following are management contracts and compensatory plans or arrangements in which directors or executive officers participate: