Form 10-Q
period 2000-03-31
INSILCO CORP/DE/
filed 2000-05-15
CIK 863204

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-22098

                               INSILCO CORPORATION
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                  06-0635844
               --------                                  ----------
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

              425 Metro Place North
                   Fifth Floor
                  Dublin, Ohio                                   43017
                  ------------                                   -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  614-792-0468
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes [ ] No


The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 2000, 100 shares of common stock, $.001 par value, were outstanding.

================================================================================

                      INSILCO CORPORATION AND SUBSIDIARIES


                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

   Item 1.   Financial Statements (unaudited)                               4

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      18

   Item 3.   Quantitative and Qualitative Disclosure About Market Risk      21

PART II.  OTHER INFORMATION
---------------------------

   Item 1.   Legal Proceedings                                              22

   Item 2.   Changes in Securities and Use of Proceeds                      22

   Item 3.   Defaults upon Senior Securities                                22

   Item 4.   Submission of Matters to a Vote of Securities Holders          22

   Item 5.   Other Information                                              22

   Item 6.   Exhibits and Reports on Form 8-K                               22

                      INSILCO CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                   Page
        --------------------------------                                   ----

        Condensed Consolidated Balance Sheets at March 31, 2000
        and December 31, 1999                                                 4

        Condensed Consolidated Statements of Operations for the three
        months ended March 31, 2000 and 1999                                  5

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2000 and 1999                            6

        Notes to the Condensed Consolidated Financial Statements              7

        Independent Auditors' Review Report                                  17

                      INSILCO CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                    As of
                                                                           --------------------------
                                                                            March 31,     December 31,
                                                                              2000            1999
                                                                           ----------      ----------
                                                                          (Unaudited)       (Note 1)
                                     Assets
                                     ------
Current assets:
    Cash and cash equivalents                                              $   21,425           6,495
    Trade receivables, net                                                    100,725          77,698
    Other receivables                                                           2,371           1,836
    Inventories, net                                                           67,268          58,273
    Deferred taxes                                                              9,424           9,603
    Net assets of discontinued operation                                         --               830
    Prepaid expenses and other current assets                                   2,919           2,731
                                                                           ----------      ----------
    Total current assets                                                      204,132         157,466

Property, plant and equipment, net                                            109,436         109,606
Deferred taxes                                                                   --             3,852
Other assets and deferred charges                                             128,815          45,105
                                                                           ----------      ----------
    Total assets                                                           $  442,383         316,029
                                                                           ==========      ==========

                     Liabilities and Stockholder's Deficit
                     -------------------------------------
Current liabilities:
    Current portion of long-term debt                                      $    1,266           1,266
    Accounts payable                                                           49,198          39,247
    Accrued expenses and other                                                 61,617          33,946
                                                                           ----------      ----------
    Total current liabilities                                                 112,081          74,459

Long-term debt, excluding current portion                                     353,442         317,838
Other long-term obligations, excluding current portion                         57,842          47,400
Amounts due to Insilco Holding Co.                                              1,339           1,235
Minority interest                                                                 100             100
Stockholder's deficit:
    Common stock, $.001 par value; 1,000 shares authorized; 100 shares
       issued and outstanding at March 31, 2000 and December 31, 1999            --              --
    Additional paid-in capital                                                  4,185           4,188
    Accumulated deficit                                                       (83,602)       (125,968)
    Accumulated other comprehesive loss                                        (3,004)         (3,223)
Contingencies (See Note 6)
                                                                           ----------      ----------
    Total liabilities and stockholder's deficit                            $  442,383         316,029
                                                                           ==========      ==========

See accompanying notes to the unaudited condensed consolidated financial statements.


                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                          --------------------------
                                                             2000            1999
                                                          ----------      ----------
Sales                                                     $  141,407         120,439
Cost of products sold                                        105,998          91,480
Depreciation and amortization                                  5,603           4,675
Selling, general and administrative expenses                  16,702          15,378
                                                          ----------      ----------
    Operating income                                          13,104           8,906
                                                          ----------      ----------
Other income (expense):
    Interest expense                                          (9,449)         (8,612)
    Interest income                                               99              15
    Equity in net income of Thermalex                            488             980
    Other income, net                                           (301)            281
                                                          ----------      ----------
       Total other expense                                    (9,163)         (7,336)
                                                          ----------      ----------
    Income before income taxes and
    discontinued operations                                    3,941           1,570

Income tax expense                                            (1,774)           (599)
                                                          ----------      ----------
    Income before discontinued operations                      2,167             971
                                                          ----------      ----------
Income  (loss) from discontinued operations:
  Loss from operations, net of tax                            (3,249)           (450)
  Gain on sale of discontinued operations, net of tax         43,448            --
                                                          ----------      ----------
    Income (loss) from discontinued operations                40,199            (450)
                                                          ----------      ----------
Net income                                                $   42,366             521
                                                          ==========      ==========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                  2000            1999
                                                               ----------      ----------
Cash flows from operating activities:
   Net income                                                  $   42,366             521
   Adjustments to reconcile net income to net cash used in
    operating activities:
     Net loss from discontinued operations                          3,249             450
     Depreciation and amortization                                  5,603           4,675
     Deferred taxes                                                   791             265
     Other noncash charges and credits                                369            (800)
     Change in operating assets and liabilities:
       Receivables                                                 (7,509)         (2,719)
       Inventories                                                 (1,775)        (11,736)
       Prepaids                                                      (150)         (6,638)
       Payables                                                     3,880           2,521
       Other current liabilities and other                         (1,501)         13,101
     Discontinued operations:
       Gain on sale                                               (43,448)           --
       Depreciation                                                   112             183
       Changes in discontinued operations                          (2,419)           (547)
                                                               ----------      ----------
       Net cash used in operating activities                         (432)           (724)
                                                               ----------      ----------
   Cash flows from investing activities:
     Acquisitions, net of cash acquired                           (89,734)        (23,753)
     Capital expenditures                                          (3,495)         (3,084)
     Other investing activities                                      (564)          2,866
     Discontinued operations:
       Proceeds from sale                                          72,845            --
       Capital expenditures                                          (292)           (182)
                                                               ----------      ----------
       Net cash used in investing activities                      (21,240)        (24,153)
                                                               ----------      ----------
   Cash flows from financing activities:
     Proceeds from revolving credit facility                       37,646          26,819
     Loan (to) from Insilco Holding Co.                               104             (33)
     Retirement of long-term debt                                  (1,073)           (316)
     Funds received from excess deposited for 10 1/4% bonds          --             2,032
     Payment of prepetition liabilities                              --            (1,086)
     Retirement of 10 1/4% bonds                                     --            (1,500)
                                                               ----------      ----------
       Net cash provided by financing activities                   36,677          25,916
                                                               ----------      ----------
Effect of exchange rate changes on cash                               (75)            (44)
                                                               ----------      ----------
       Net increase in cash and cash equivalents                   14,930             995
Cash and cash equivalents at beginning of period                    6,495           7,533
                                                               ----------      ----------
Cash and cash equivalents at end of period                     $   21,425           8,528
                                                               ==========      ==========
Interest paid                                                  $   12,166           9,890
                                                               ==========      ==========
Income taxes paid                                              $     (198)           (183)
                                                               ==========      ==========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

        The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Insilco Corporation and Subsidiaries (the "Company") is a wholly-owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 (2)    Discontinued Operations
        -----------------------

        On February 11, 2000, the Company sold its publishing business, Taylor Publishing Company to TP Acquisition Corp, a wholly owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under the Company's Term Credit Facility. The gain on the sale was $43.4 million, net of taxes of $23.2 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation.

(3)     Acquisitions
        ------------

        On February 17, 2000, the Company, through two newly created wholly-owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc. purchased 9011-7243 Quebec Inc. The surviving entity, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under the Company's Term Credit Facility.

        The gross purchase price paid by the Company was $91.2 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $89.7 million. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.7 million, which is being amortized on a straight-line basis over 20 years.

        On July 20, 1999, the Company executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly-owned subsidiary of

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

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

        On January 25, 1999, the Company purchased the stock of Eyelets for Industry, Inc. and EFI Metal Forming, Inc. (collectively referred to as "EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $4.4 million includes costs for employee terminations, excess compensation, facility closure and related costs of $0.4 million and has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months ended March 31, 2000 and 1999, which assume the transactions occurred at the beginning of the period are as follows (in thousands):

                                                        Three months ended
                                                             March 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------

        Net Sales                                     $147,226      140,567

        Income (loss) from continuing operations      $  1,705       (1,361)


(4)     Divestitures
        ------------

        On August 20, 1999, the Company sold the assets of its welded stainless steel tubing business (Romac) for $16.5 million, which resulted in a gain of $9.2 million.

        On July 16, 1999, the Company sold certain assets and intellectual property relating to its heat exchanger machinery and equipment business (McKenica) for $1.7 million, which resulted in a gain of $0.4 million.

        These gains were included in other income on the statement of operations in the period they occurred and the proceeds from the sales were used to

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

        pay down $3.7 million of its Term Facility and the balance was used to pay down on the Company's Revolving Facility.

(5)     Inventories
        -----------

        Inventories consisted of the following (in thousands):

                                                        As of          As of
                                                      March 31,    December 31,
                                                        2000           1999
                                                     ----------     ----------
        Raw materials and supplies                   $   36,222         28,410
        Work-in-process                                  12,357         12,113
        Finished goods                                   18,689         17,750
                                                     ----------     ----------
            Total inventories                        $   67,268         58,273
                                                     ==========     ==========

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

(7)     Segment Information
        -------------------

        There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss from the Company's December 31, 1999 consolidated financial statements.

        Summary financial information by business segment is as follows (in thousands):

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------      ----------
        Net Sales:
           Automotive Components                     $   63,042          56,881
           Technologies                                  78,365          55,414
                                                     ----------      ----------
             On-going operations                        141,407         112,295
           Other                                           --             8,144
                                                     ----------      ----------
               Total net sales                       $  141,407         120,439
                                                     ==========      ==========
        Income from continuing operations
          before income taxes:
           Automotive Components                     $    8,909           8,187
           Technologies                                  11,706           7,012
           Unallocated amount:
            Corporate operating expenses                 (1,058)         (1,961)
                                                     ----------      ----------
               On-going operations                       19,557          13,238
           Other                                           --               662
                                                     ----------      ----------
               Earnings before interest, taxes
                 depreciation and amortization           19,557          13,900
           Depreciation and amortization                 (5,603)         (4,675)
           Significant legal expense                       --               (58)
           Severance and write-downs                       (850)           (261)
                                                     ----------      ----------
               Total operating income                    13,104           8,906
           Interest expense                              (9,449)         (8,612)
           Interest income                                   99              15
           Other income, net                                187           1,261
                                                     ----------      ----------
               Income from continuing operations
                 before income taxes                 $    3,941           1,570
                                                     ==========      ==========

        Income before discontinued operations        $    2,167             971
                                                     ==========      ==========

        A summary of identifiable assets by segment follows (in thousands):

                                                       As of           As of
                                                      March 31,     December 31,
                                                        2000            1999
                                                     ----------     ----------
        Automotive Components                        $  148,393        150,229
        Technologies                                    254,322        131,695
        Corporate                                        39,668         33,275
                                                     ==========     ==========
            Total                                    $  442,383        315,199
                                                     ==========     ==========

       The significant increase in identifiable assets of Technologies relates to the acquisition of TAT in February 2000 (see Note 3).

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(8)    Comprehensive Income
       --------------------

       Comprehensive income was $42,387,000 and $540,000 for the three months ended March 2000 and 1999, respectively, including other comprehensive income consisting of foreign currency translation adjustments totaling $21,000 and $19,000, respectively.

(9)    Related Party Transactions
       --------------------------

       The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") retainer fees of $75,000 in the first quarter of 2000 and paid $100,000 for advisory fees in the first quarter of 1999. The Company had a payable to DLJSC for retainer fees related to investment banking services of $75,000 and $186,000 at March 31, 2000 and 1999, respectively. In the first quarter of 1999, the Company received from DLJSC $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  March 31,2000

(10) Guarantor Subsidiaries (continued)

                                                             Condensed Consolidating Balance Sheet (in thousands)
                                                            -----------------------------------------------------
                                                                                March 31, 2000
                                                            -----------------------------------------------------
                                                                                            Non-
                                                             Insilco      Guarantors     Guarantors   Consolidated
                                                            ---------      ---------      ---------     ---------
        Assets:
        -------
        Current assets:
        Cash and cash equivalents                           $  14,657         (2,219)         8,987        21,425
        Accounts receivable                                       834         78,151         24,111       103,096
        Inventories                                              --           57,659          9,609        67,268
        Deferred taxes                                          9,424           --             --           9,424
        Net assets of discontinued operations                    --             --             --            --
        Prepaid expenses and other                                536          2,265            118         2,919
                                                            ---------      ---------      ---------     ---------
           Total current assets                                25,451        135,856         42,825       204,132

        Property, plant and equipment, net                        120         98,534         10,782       109,436
        Deferred taxes                                           --             --             --            --
        Other assets and deferred charges                      13,871         28,242         86,702       128,815
                                                            ---------      ---------      ---------     ---------
           Total assets                                     $  39,442        262,632        140,309       442,383
                                                            =========      =========      =========     =========
        Liabilities and Stockholder's Equity  (Deficit)
        -----------------------------------------------
        Current liabilities:
        Current portion of long-term debt                   $   1,250             16           --           1,266
        Accounts payable                                         --           38,087         11,111        49,198
        Accrued expenses and other                             24,082         19,540         17,995        61,617
                                                            ---------      ---------      ---------     ---------
           Total current liabilities                           25,332         57,643         29,106       112,081

        Long-term debt, less current portion                  263,263            179         90,000       353,442
        Other long-term obligations, excluding
           current portion, and minority interest              39,150         18,360            432        57,942
        Intercompany payable                                 (107,834)        95,067         14,106         1,339
                                                            ---------      ---------      ---------     ---------
           Total liabilities                                  219,911        171,249        133,644       524,804

        Stockholder's equity (deficit)                       (180,469)        91,383          6,665       (82,421)
                                                            ---------      ---------      ---------     ---------
        Total liabilities and
           stockholder's equity (deficit)                   $  39,442        262,632        140,309       442,383
                                                            =========      =========      =========     =========












                                                            Condensed Consolidating Balance Sheet (in thousands)
                                                            -----------------------------------------------------
                                                                            December 31, 1999
                                                            -----------------------------------------------------
                                                                                            Non-
                                                             Insilco      Guarantors     Guarantors   Consolidated
                                                            ---------      ---------      ---------     ---------
        Assets:
        -------
        Current assets:
        Cash and cash equivalents                           $   4,625            867         1,003         6,495
        Accounts receivable                                        24         75,137         4,373        79,534
        Inventories                                              --           56,070         2,203        58,273
        Deferred taxes                                          9,603           --            --           9,603
        Net assets of discontinued operations                    --              830          --             830
        Prepaid expenses and other                                410          2,286            35         2,731
                                                            ---------      ---------     ---------     ---------
           Total current assets                                14,662        135,190         7,614       157,466

        Property, plant and equipment, net                        124         99,635         9,847       109,606
        Deferred taxes                                          3,751            101          --           3,852
        Other assets and deferred charges                      15,401         26,895         2,809        45,105
                                                            ---------      ---------     ---------     ---------
           Total assets                                     $  33,938        261,821        20,270       316,029
                                                            =========      =========     =========     =========
        Liabilities and Stockholder's Equity  (Deficit)
        -----------------------------------------------
        Current liabilities:
        Current portion of long-term debt                   $   1,250             16          --           1,266
        Accounts payable                                         --           36,762         2,485        39,247
        Accrued expenses and other                             12,835         20,043         1,068        33,946
                                                            ---------      ---------     ---------     ---------
           Total current liabilities                           14,085         56,821         3,553        74,459

        Long-term debt, less current portion                  317,656            182          --         317,838
        Other long-term obligations, excluding
           current portion, and minority interest              17,216         30,284          --          47,500
        Intercompany payable                                 (103,193)        90,495        13,933         1,235
                                                            ---------      ---------     ---------     ---------
           Total liabilities                                  245,764        177,782        17,486       441,032

        Stockholder's equity (deficit)                       (211,826)        84,039         2,784      (125,003)
                                                            ---------      ---------     ---------     ---------
        Total liabilities and
           stockholder's equity (deficit)                   $  33,938        261,821        20,270       316,029
                                                            =========      =========     =========     =========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  March 31,2000

(10) Guarantor Subsidiaries (continued)

                                                Condensed Consolidating Statement of Operations (in thousands)
                                                     ------------------------------------------------------
                                                                Three Months Ended March 31, 2000
                                                     ------------------------------------------------------
                                                                                     Non-
                                                      Insilco       Guarantors    Guarantors    Consolidated
                                                     ---------      ---------      ---------      ---------
        Sales                                        $    --          118,277         23,130        141,407
        Cost of products sold                             --           90,446         15,552        105,998
        Depreciation and amortization                        6          4,732            865          5,603
        Selling, general and administrative
           expenses                                      1,058         12,161          3,483         16,702
                                                     ---------      ---------      ---------      ---------
        Operating income (loss)                         (1,064)        10,938          3,230         13,104

        Other income (expense):
           Interest expense                             (8,283)            (8)        (1,158)        (9,449)
           Interest income                                  54             22             23             99
           Other income, net                               (40)            46            181            187
                                                     ---------      ---------      ---------      ---------
           Income (loss) before income taxes            (9,333)        10,998          2,276          3,941

        Income tax benefit (expense)                     1,195         (2,537)          (432)        (1,774)
                                                     ---------      ---------      ---------      ---------
        Income (loss) from continuing operations
          before discontinued operations                (8,138)         8,461          1,844          2,167
                                                     ---------      ---------      ---------      ---------
        Income (loss) from discontinued
           operations, net of tax                         --           40,199           --           40,199
                                                     ---------      ---------      ---------      ---------
           Net income (loss)                         $  (8,138)        48,660          1,844         42,366
                                                     =========      =========      =========      =========

                                                Condensed Consolidating Statement of Operations (in thousands)
                                                     ------------------------------------------------------
                                                                Three Months Ended March 31, 1999
                                                     ------------------------------------------------------
                                                                                     Non-
                                                      Insilco       Guarantors    Guarantors    Consolidated
                                                     ---------      ---------      ---------      ---------
        Sales                                        $    --          112,157          8,282        120,439
        Cost of products sold                             --           84,879          6,601         91,480
        Depreciation and amortization                       18          4,262            395          4,675
           expenses                                      2,047         12,570            761         15,378
                                                     ---------      ---------      ---------      ---------
        Operating income (loss)                         (2,065)        10,446            525          8,906

           Interest expense                             (8,603)            (9)          --           (8,612)
           Interest income                                  16             16            (17)            15
           Other income, net                               158            981            122          1,261
                                                     ---------      ---------      ---------      ---------
           Income (loss) before income taxes           (10,494)        11,434            630          1,570

        Income tax benefit (expense)                     2,981         (3,580)          --             (599)
                                                     ---------      ---------      ---------      ---------
        Income (loss) from continuing operations
          before discontinued operations                (7,513)         7,854            630            971
                                                     ---------      ---------      ---------      ---------
        Income (loss) from discontinued
           operations, net of tax                         --             (450)          --             (450)
                                                     ---------      ---------      ---------      ---------
           Net income (loss)                         $  (7,513)         7,404            630      $     521
                                                     =========      =========      =========      =========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000

(10)  Guarantor Subsidiaries (continued)

                        Condensed Statement of Cash Flows
                    For the Three Months Ended March 31, 2000
                                 (In thousands)

                                                                                Non-
                                                  Insilco      Guarantors    Guarantors   Consolidated
                                                  --------      --------      --------      --------
Net cash provided by (used in)
   operating activities                           $(14,005)        5,406         8,167          (432)
                                                  --------      --------      --------      --------
Cash flows used in investing activities:
   Acquisitions, net of cash acquired              (89,734)         --            --         (89,734)
   Capital expenditures, net                            (2)       (3,385)         (108)       (3,495)
   Other investing activities                         (564)         --            --            (564)
   Discontinued operations:
     Proceeds from sale                             72,845          --            --          72,845
     Capital expenditures                             --            (292)         --            (292)
                                                  --------      --------      --------      --------
   Net cash used in investing activities           (17,455)       (3,677)         (108)      (21,240)
                                                  --------      --------      --------      --------
Cash flows provided by (used in)
   financing activities:
      Proceeds from revolving credit facility       37,646          --            --          37,646
      Loan to Insilco Holding Co.                      104          --            --             104
      Retirement of long-term debt                  (1,070)           (3)         --          (1,073)
      Transfers from parent                          4,812        (4,812)         --            --
                                                  --------      --------      --------      --------
        Net cash provided by (used in)
           financing activities                     41,492        (4,815)         --          36,677
                                                  --------      --------      --------      --------
Effect of exchange rate changes on cash               --            --             (75)          (75)
                                                  --------      --------      --------      --------
Net increase(decrease) in cash
   and cash equivalents                             10,032        (3,086)        7,984        14,930
Cash and cash equivalents at
   beginning of the period                           4,625           867         1,003         6,495
                                                  --------      --------      --------      --------
Cash and cash equivalents
    at end of the period                          $ 14,657        (2,219)        8,987        21,425
                                                  ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000



(10)  Guarantor Subsidiaries (continued)

                        Condensed Statement of Cash Flows
                        Three Months Ended March 31, 1999
                                 (In thousands)

                                                                                           Non-
                                                             Insilco      Guarantors    Guarantors   Consolidated
                                                             --------      --------      --------      --------
Net cash provided by (used in)
   operating activities                                      $(15,328)       13,871           733          (724)
                                                             --------      --------      --------      --------
Cash flows used in investing activities:
   Acquisition, net of cash acquired                          (23,753)         --            --         (23,753)
   Capital expenditures, net                                     --          (2,910)         (174)       (3,084)
   Other investing activities                                   2,866          --            --           2,866
   Discontinued operations                                       --            (182)         --            (182)
                                                             --------      --------      --------      --------
   Net cash used in investing activities                      (20,887)       (3,092)         (174)      (24,153)
                                                             --------      --------      --------      --------
Cash flows provided by
   financing activities:
      Proceeds from revolving credit facility                  26,819          --            --          26,819
      Loan from Insilco Holding Co.                               (33)         --            --             (33)
      Repayment of long term debt                                (316)         --            --            (316)
      Funds deposited in excess of retired 10 1/4% Bonds        2,032          --            --           2,032
      Payment of prepetition liabilities                       (1,086)         --            --          (1,086)
      Retirement of 10 1/4% Bonds                              (1,500)         --            --          (1,500)
      Intercompany transfer of funds                           10,843       (10,843)         --            --
                                                             --------      --------      --------      --------
       Net cash provided by (used in)
         financing activities                                  36,759       (10,843)         --          25,916
                                                             --------      --------      --------      --------
Effect of exchange rate changes on cash                          --            --             (44)          (44)
                                                             --------      --------      --------      --------
Net increase (decrease) in cash
   and cash equivalents                                           544           (64)          515           995
Cash and cash equivalents at
   beginning of the period                                      6,472           126           935         7,533
                                                             --------      --------      --------      --------
Cash and cash equivalents
    at end of the period                                     $  7,016            62         1,450         8,528
                                                             ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000



(11)     Restructuring and Plant Closing Costs
         -------------------------------------

         During the year ended December 31, 1999, the Company reduced its corporate staff, restructured certain heat exchanger and tubing manufacturing facilities, and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

         As of March 31, 2000, the Company has an accrual of $851,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of the accrual is as follows (in thousands):

                                                    As of                As of
                                                   December   Cash       March
                                                   31, 1999  Outlays   31, 2000
                                                    ------    ------    ------
        Restructuring charges:
           Employee separations                     $  912      (670)      242
           Other exit costs                            112      (106)        6
           Remaining noncancellable lease costs        694       (91)      603
                                                    ------    ------    ------
             Restructuring costs                    $1,718      (867)      851
                                                    ======    ======    ======


        The headcount reduction from these activities was approximately 172 employees.

                       INDEPENDENT AUDITORS' REVIEW REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDER
INSILCO CORPORATION:

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Insilco Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Columbus, Ohio


May 12, 2000                                                          KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

Our condensed consolidated results for the three-month periods ended March 31, 2000 and 1999 include the acquisition and divestitures of various operations and therefore are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999 and in Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The discussion that follows is based on our management's approach and is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for summary financial information by business segment.

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000
 -------------------------------------------------------------------------------


CONSOLIDATED RESULTS OF OPERATIONS. Our results for the first quarter of 1999 were impacted by the following:

o On January 25, 1999, we purchased the stock of Eyelets for Industry, Inc. and EFI Metal Forming, Inc., for $25.3 million. The entire purchased was financed from borrowings under the Company's Revolving Credit Facility.

o We incurred $0.1 million in legal fees relating to significant legal cases; these expenses are included in significant legal expenses.

o We incurred $0.3 million of severance costs relating to rationalization activities within our operating units and the reduction of our corporate office staff, which are included in severance, and write-downs.

Similarly, our results for the first quarter of 2000 were impacted by the following:

o Our McKenica division was closed June 30, 1999, and thus there are no results from McKenica recorded in the first quarter of 2000.

o Our Romac division was sold on August 23, 1999 and thus there are no results for Romac recorded in the first quarter of 2000.

o We incurred $0.7 million of severance costs relating to on-going rationalization activities within our operating units, which are included in severance and write-downs.

o We incurred $0.1 million of expenses related to the final stage of transferring the tube mills in our Duncan, South Carolina facility to our Montgomery, Alabama plant.

o On February 11, 2000, we sold our publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Proceeds of approximately $72.8 million at closing plus approximately $21.2 million of retained customer deposits were used to reduce borrowings under our Term Credit Facilities. The publishing business is recorded as a discontinued operation.

o On February 17, 2000, we acquired TAT Technologies, for $87.5 million, net of cash acquired, with borrowings under our Term Credit Facility.

Our net sales for the three months ended March 31, 2000, increased $21.0 million, or 17%, to $141.4 million from $120.4 million for the same period last year. Sales in the Automotive Components segment increased $6.2 million, or 11%, over last year. Sales in the Technologies segment increased $23.0 million or 41%. Contributing to these sales increases were $16.8 million in the Technologies segment from this year's acquisition of TAT on February 11, 2000, and last year's acquisition of EFI on January 25, 1999; and $7.1 million in the Automotive segment from last year's acquisition of TTP on July 20, 1999.

Finally, other segment sales decreased 100% due to the divestitures of the welded stainless steel tubing products and the heat exchanger machinery and equipment businesses in 1999.

EBITDA for the three months ended March 31, 2000, increased $5.7 million, or 41%, to $19.6 million from $13.9 million for the same period last year. EBITDA for the Automotive Components segment increased $0.7 million, or 9%. The increase was primarily due to the results from the TTP acquisition. EBITDA from the Technologies segment increased $4.7 million, or 67%, as a result of improved margins in power transformers, wire and cable assemblies and precision stampings and the results from the acquired businesses. Other segment EBITDA decreased as a result of the divestitures. Lower corporate expenses reflect corporate staff reductions made at the end of the second quarter of 1999.

Operating income for the three months ended March 31, 2000 increased $4.2 million to $13.1 million from $8.9 million for the same period last year. Operating income for the Automotive Components segment increased $0.4 million, or 6%. Operating income from the Technologies segment increased $3.9 million, or 81%. Other segment operating income decreased due to the divestitures. Depreciation expenses increased $1.0 million due primarily to increased amortization and depreciation from the acquisitions.

Interest expense for the quarter ended March 31, 2000 increased $0.8 million to $9.4 million from $8.6 million last year, reflecting the higher interest rates due to prime rate increases and higher debt levels as a result of our acquisition of TAT.

Other income decreased $1.1 million due to lower income from our unconsolidated subsidiary, Thermalex, and various other miscellaneous income and expense items.

We had an income tax expense of $1.8 million compared to an expense of $0.6 million last year as a result of the increase in net income of $2.4 million. The effective income tax expense rate of 45% for the first quarter of 2000 increased from the 1999 first quarter income tax expense rate of 38%. The increase in the rate was caused by increases in state and foreign tax expense in the first quarter of 2000.

DISCONTINUED OPERATIONS. We recorded loss from discontinued operations of $0.4 million in the first quarter of 1999 and income from discontinued operations of $40.2 million in the first quarter of 2000, related to the sale of our Specialty Publishing segment, a significant line of business. The sale of this line of business was completed on February 11,2000, for $93.5 million. As a result of this sale, the Specialty Publishing has been accounted for as a discontinued operation. First quarter revenues for 1999 and 2000 were $6.5 million and $1.6 million, respectively.

AUTOMOTIVE COMPONENTS SEGMENT. Net sales for the quarter increased $6.1 million, or 11%, to $63.0 million from $56.9 million in the same period last year. Current quarter sales benefited $7.1 million from our acquisition of Thermal Transfer Products, which was acquired in July 1999, and were partially offset by lower copper and brass tubing sales, due to the relocation of tubing mills from our Duncan, South Carolina facility to our Montgomery, Alabama facility, and slightly lower transmission components sales.

EBITDA for the period increased $0.7 million, or 9%, to $8.9 million from $8.2 million last year. The increase was due mainly to the incremental contribution from the TTP acquisition.

TECHNOLOGIES SEGMENT. Net sales for the period increased $23.0 million, or 41%, to $78.4 million from $55.4 million last year. Sales increased across all product categories, with the strongest demand in precision stampings and wire and cable assemblies. The first quarter also benefited from $16.8 million in sales from the EFI and TAT acquisitions.

EBITDA for the quarter increased $4.7 million, or 67%, to $11.7 million from $7.0 million last year. Margins for power transformers, wire and cable assemblies and precision stamping all increased from a year ago and the inclusion of TAT's results lead to the substantial improvement in EBITDA.

OTHER SEGMENT. Sales and EBITDA decreased 100% due to the divestiture of these businesses in 1999.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. For the three months ended March 31, 2000, net cash used in operating activities was $0.4 million compared to $0.7 million used in operating activities during same period last year. The $0.3 million reduction in cash requirements was due to increased net income and improved working capital management, including inventories, prepaids and other current liabilities and other.

Through March 31, 2000, we paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007.

INVESTING ACTIVITIES. Capital expenditures for the three months ended March 31, 2000 were $0.4 million more than the comparable period for 1999. Capital spending allocations during the period were 47% to the Automotive Components segment and 53% to the Technologies segment.

On February 11, 2000, we sold our Specialty Publishing business for $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under our revolving and term credit facilities.

As a result of special cash dividends received in 1999, no cash dividends from our investment in Thermalex were received in the first quarter of 2000 compared to $2.9 million received in the first quarter of 1999.

FINANCING ACTIVITIES. We used the proceeds, from the divestiture, discussed in Investing Activities, to pay down our Term Loan Facility.

On February 16, 2000, we amended certain terms of our Bank Credit Agreement to, among other things (1) permit us to consummate the TAT acquisition, (2) provided that TAT assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rates applicable to the loans in certain circumstances. On February 17, 2000 we purchased TAT Technology for $91.2 million, using the $90.0 million of borrowings from our Term Loan Facility and $1.2 million from our Revolving Credit Facility.

We expect our principal sources of liquidity to be from our operating activities and funding from the Revolving Facility. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, and debt repayments and to execute our acquisition strategies for the foreseeable future.

ACCUMULATED DEFICIT. At March 31, 2000, we had a stockholder's deficit totaling $82.4 million, which is a result of both the Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of March 31, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the first quarter of 2000, we had $234.7 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million. As of March 31, 2000 we had no interest rate derivative instruments in place for managing interest rate risks.

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

o         changes in demand for our products

o         changes in market trends

o         operating hazards

o         general competitive pressures from existing and new competitors

o         effects of governmental regulations

o         changes in interest rates

o and, adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments

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

                           PART II. OTHER INFORMATION
                           --------------------------

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

          (None)

ITEM 5.   OTHER INFORMATION
          -----------------

          (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)   Exhibits

           27 - Financial Data Schedule

     (b)   Reports on Form 8-K

           A report, dated February 11, 2000, on Form 8-K was filed during the quarter ended March 31, 2000, pursuant to Items 5 and 7 of that form.

           A report, dated February 11, 2000, on Form 8-K was filed during the quarter ended March 31, 2000, pursuant to Items 2 and 7 of that form.

           A report dated February 17, 2000, on Form 8-K was filed during the quarter ended March 31, 2000, pursuant to Items 2 and 7 of that form.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INSILCO CORPORATION

Date:   May 15, 2000                    By:   /s/ Michael R. Elia
                                              ----------------------------------
                                              Michael R. Elia
                                              Senior Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Secretary