Form 10-Q
period 2000-06-30
INSILCO CORP/DE/
filed 2000-08-11
CIK 863204

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2000, 100 shares of common stock, $.001 par value, were outstanding.

================================================================================

                      INSILCO CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




PART I.   FINANCIAL INFORMATION                                             Page
-------------------------------                                             ----

         Item 1.   Financial Statements (unaudited)                           4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       21

         Item 3.   Quantitative and Qualitative Disclosure About
                   Market Risk                                               24

PART II.  OTHER INFORMATION
---------------------------

         Item 1.   Legal Proceedings                                         25

         Item 2.   Changes in Securities and Use of Proceeds                 25

         Item 3.   Defaults upon Senior Securities                           25

         Item 4.   Submission of Matters to a Vote of Securities Holders     25

         Item 5.   Other Information                                         25

         Item 6.   Exhibits and Reports on Form 8-K                          25

                      INSILCO CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


       ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)                         Page
                   --------------------------------                         ----

                   Condensed Consolidated Balance Sheets at June 30,
                   2000 and December 31, 1999                                 4

                   Condensed Consolidated Statements of Operations
                   for the three months and six months ended June
                   30, 2000 and 1999                                          5


                   Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30, 2000 and 1999            6


                   Notes to the Condensed Consolidated Financial
                   Statements                                                 7

                   Independent Auditors' Review Report                       20

                      INSILCO CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                  As of
                                                                          ------------------------
                                                                          June 30,      December 31,
                                                                            2000           1999
                                                                          ---------      ---------
                                                                         (Unaudited)      (Note 1)
                                    Assets
                                    ------
Current assets:
   Cash and cash equivalents                                              $   3,751          6,380
   Trade receivables, net                                                    60,308         39,347
   Other receivables                                                            899            861
   Inventories, net                                                          48,255         34,900
   Deferred taxes                                                             9,424          9,603
   Net assets of discontinued operations                                    106,685        107,638
   Prepaid expenses and other current assets                                  2,078          2,066
                                                                          ---------      ---------
   Total current assets                                                     231,400        200,795

Property, plant and equipment, net                                           49,655         49,555
Deferred taxes                                                                 --            3,852
Goodwill, net                                                                87,407          5,688
Other assets and deferred charges                                            14,109         13,600
                                                                          ---------      ---------

   Total assets                                                           $ 382,571        273,490
                                                                          =========      =========
                     Liabilities and Stockholder's Deficit
                     -------------------------------------
Current liabilities:
   Current portion of long-term debt                                      $   1,266          1,266
   Accounts payable                                                          26,164         20,164
   Accrued expenses                                                          27,265         16,578
   Income taxes payable                                                      16,237          2,856
   Other current liabilities                                                  7,581          7,540
                                                                          ---------      ---------
   Total current liabilities                                                 78,513         48,404

Long-term debt, excluding current portion                                   343,576        317,838
Other long-term obligations, excluding current portion                       38,758         30,916
Amounts due to Insilco Holding Co.                                            1,356          1,235
Minority interest                                                               100            100
Stockholder's deficit:
   Common stock, $.001 par value; 1,000 shares authorized; 100 shares
      issued and outstanding at June 30, 2000 and December 31, 1999            --             --
   Additional paid-in capital                                                 4,188          4,188
   Accumulated deficit                                                      (80,292)      (125,968)
   Accumulated other comprehesive loss                                       (3,628)        (3,223)
Contingencies (See Note 6)
                                                                          ---------      ---------
   Total liabilities and stockholder's deficit                            $ 382,571        273,490
                                                                          =========      =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
Sales                                                   $ 92,304      62,618     170,669     126,176
Cost of products sold                                     66,584      50,565     123,864      98,298
Depreciation and amortization                              3,649       2,692       6,679       5,164
Selling, general and administrative expenses              12,972      12,337      23,935      22,772
Restructuring charge                                        --         5,402        --         5,402
                                                        --------    --------    --------    --------
   Operating income (loss)                                 9,099      (8,378)     16,191      (5,460)
                                                        --------    --------    --------    --------
Other income (expense):
   Interest expense                                      (10,274)     (9,410)    (19,723)    (18,022)
   Interest income                                            56         275         153         307
   Other income, net                                         (31)         85        (404)        305
                                                        --------    --------    --------    --------
      Total other expense                                (10,249)     (9,050)    (19,974)    (17,410)
                                                        --------    --------    --------    --------
   Loss before income taxes and
   discontinued operations                                (1,150)    (17,428)     (3,783)    (22,870)

Income tax (expense) benefit                                (337)      5,496         (74)      7,368
                                                        --------    --------    --------    --------
   Loss before discontinued operations                    (1,487)    (11,932)     (3,857)    (15,502)
                                                        --------    --------    --------    --------
Income from discontinued operations:
  Income from operations, net of tax                       4,797       9,190       6,085      13,266
  Gain on sale of discontinued operations, net of tax       --          --        43,448        --
                                                        --------    --------    --------    --------
   Income from discontinued operations                     4,797       9,190      49,533      13,266
                                                        --------    --------    --------    --------
Net income (loss)                                       $  3,310      (2,742)     45,676      (2,236)
                                                        ========    ========    ========    ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                 ---------      ---------
                                                                   2000           1999
                                                                 ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                             $  45,676         (2,236)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Net income from discontinued operations                       (14,302)       (14,012)
     Depreciation and amortization                                   6,679          5,164
     Deferred taxes                                                  2,747             83
     Other noncash charges and credits                                 695          4,835
     Change in operating assets and liabilities:
       Receivables                                                  (4,740)          (594)
       Inventories                                                  (6,326)         1,849
       Prepaids                                                         28            383
       Payables                                                       (236)         1,155
       Other current liabilities and other                            (120)         1,660
     Discontinued operations:
       Gain on sale                                                (43,448)          --
       Depreciation                                                  5,242          6,621
       Changes in discontinued operations                           13,467          3,437
                                                                 ---------      ---------
       Net cash provided by operating activities                     5,362          8,345
                                                                 ---------      ---------
   Cash flows from investing activities:
     Acquisitions, net of cash acquired                           (100,594)       (25,340)
     Capital expenditures                                           (3,473)        (3,554)
     Other investing activities                                          5              1
     Discontinued operations:
       Proceeds from sale                                           72,845           --
       Capital expenditures                                         (3,634)        (4,175)
                                                                 ---------      ---------
       Net cash used in investing activities                       (34,851)       (33,068)
                                                                 ---------      ---------
   Cash flows from financing activities:
     Proceeds from revolving credit facility                        28,128         28,396
     Loan (to) from Insilco Holding Co.                                121            (27)
     Retirement of long-term debt                                   (1,389)          (633)
     Funds received from excess deposited for 10 1/4% bonds           --            2,032
     Proceeds from sale of minority interest                          --              100
     Proceeds from sale of stock                                      --                1
     Payment of prepetition liabilities                               --           (1,086)
     Retirement of 10 1/4% bonds                                      --           (1,526)
                                                                 ---------      ---------
       Net cash provided by financing activities                    26,860         27,257
                                                                 ---------      ---------
Effect of exchange rate changes on cash                               --               (9)
                                                                 ---------      ---------
       Net (decrease) increase in cash and cash equivalents         (2,629)         2,525
Cash and cash equivalents at beginning of period                     6,380          7,636
                                                                 ---------      ---------
Cash and cash equivalents at end of period                       $   3,751         10,161
                                                                 =========      =========
Interest paid                                                    $  19,038         15,592
                                                                 =========      =========
Income taxes paid (refunded)                                     $   2,118           (183)
                                                                 =========      =========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

 (2)    Discontinued Operations
        -----------------------

        On July 20, 2000, Holdings entered into a definitive agreement with ThermaSys Holding Company, ThermaSys Corporation, a wholly-owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., to sell the "Automotive Businesses" for $147 million subject to closing costs and a working capital adjustment. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the Company: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., Thermal Components Division, Inc., and Thermal Components, Inc., as well as the 51% Company ownership in Dalian General Thermodynamics Incorporated, Ltd. The transaction is expected to be completed in the third quarter of 2000. As a result of this agreement, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale will be used to reduce bank debt and to gain financial flexibility to execute the Company's acquisition strategy.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

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

        The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.7 million, which is being amortized on a straight-line basis over 20 years.

        On July 20, 1999, the Company executed a definitive merger agreement with Thermal Transfer Products, Ltd., whereby Thermal Transfer Acquisition Corporation, a newly created wholly-owned subsidiary of the Company, was merged with Thermal Transfer Products. The surviving entity, Thermal Transfer Products, Ltd. ("TTP"), is a wholly-owned subsidiary of the Company and is a leading manufacturer of industrial oil coolers and other heat exchanger products. TTP is based in Racine, Wisconsin. The entire purchase price was financed from borrowings under the Company's Revolving Credit Facility.

        The gross purchase price paid by the Company was $26.5 million. The purchase price net of cash acquired and including estimated costs incurred directly related to the transaction was $23.3 million. The merger has been accounted for using the purchase method of accounting and, accordingly, the results of operations of TTP have been included in the Company's consolidated financial statements from July 20, 1999. The excess of the purchase price over net identifiable assets acquired is $10.0 million, including costs for employee terminations of $0.1 million, and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The Company expects any further purchase price adjustments to be completed within one year from the date of purchase.

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

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and six months ended June 30, 2000 and 1999, which assume the transactions occurred at the beginning of the period are as follows (in thousands):

                                              Three months ended           Six months ended
                                                    June 30,                    June 30,
                                            --------------------------------------------------
                                               2000          1999          2000         1999
                                            --------------------------------------------------
        Net Sales                           $ 92,304        80,494       176,488       164,180

        Loss from continuing operations     $ (1,487)      (12,894)       (4,319)      (18,797)

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

        These gains were included in other income on the statement of operations in the period they occurred. The proceeds from the sales were used to reduce the Company's Term Facility by $3.7 million and the balance was used to reduce the Company's Revolving Facility.

(5)     Inventories
        -----------

        Inventories consisted of the following (in thousands):

                                                   As of
                                            June 30,  December 31,
                                              2000       1999
                                            -------     -------
             Raw materials and supplies     $29,252      17,042
             Work-in-process                  7,193       6,382
             Finished goods                  11,810      11,476
                                            -------     -------
                 Total inventories          $48,255      34,900
                                            =======     =======

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

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

 (7)    Segment Information
        -------------------

        Due to the pending sale of the "Automotive Businesses", the Company has re-evaluated its basis of segmentation and measurement of segment profit or loss from the December 31, 1999 consolidated financial statements. As a result, the Company is disaggregating and disclosing its operations into three main segments: Custom Assemblies, Passive Components and Precision Stampings. The Custom Assemblies segment primarily designs and assembles custom electronic and fiber-optic cable, wire harness and electromechanical assemblies. The Passive Components segment designs, manufacturers and globally distributes high-speed data connector systems and power transformers. The Precision Stampings segment designs and manufactures precision stampings and wire-formed parts. Second quarter and year-to-date 1999 have been restated to reflect the new basis of segmentation.

        Summary financial information by business segment is as follows (in thousands):

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

                                              Three-Months Ended      Six-Months Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
Net Sales:
  Custom Assemblies                          $ 46,628      15,294      79,127      30,694
  Passive Components                           25,212      21,790      49,947      44,617
  Precision Stampings                          20,464      18,764      41,595      35,951
                                             --------    --------    --------    --------
   On-going operations                         92,304      55,848     170,669     111,262
  Other                                          --         6,770        --        14,914
                                             --------    --------    --------    --------
    Total net sales                          $ 92,304      62,618     170,669     126,176
                                             ========    ========    ========    ========
Loss from continuing operations
  before income taxes:
  Custom Assemblies                          $  7,503       1,392      11,954       2,522
  Passive Components                            4,210       3,375       8,664       7,523
  Precision Stampings                           2,792       2,371       5,578       4,102
  Unallocated operating amount:
   Corporate operating expenses                (1,163)     (1,725)     (2,221)     (3,687)
                                             --------    --------    --------    --------
    On-going operations                        13,342       5,413      23,975      10,460
  Other                                          --           214        --           876
                                             --------    --------    --------    --------
   Earnings before interest, taxes
    depreciation and amortization (EBITDA)     13,342       5,627      23,975      11,336
  Depreciation and amortization                (3,649)     (2,692)     (6,679)     (5,164)
Unallocated non-operating amounts:
  Significant legal expense                      (343)     (2,445)       (343)     (2,503)
  Severance and write-downs                      (251)     (8,868)       (762)     (9,129)
                                             --------    --------    --------    --------
    Total operating income (loss)               9,099      (8,378)     16,191      (5,460)
  Interest expense                            (10,274)     (9,410)    (19,723)    (18,022)
  Interest income                                  56         275         153         307
  Other income, net                               (31)         85        (404)        305
                                             --------    --------    --------    --------
    Loss from continuing operations
      before income taxes                    $ (1,150)    (17,428)     (3,783)    (22,870)
                                             ========    ========    ========    ========
Loss before discontinued operations          $ (1,487)    (11,932)     (3,857)    (15,502)
                                             ========    ========    ========    ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

       A summary of identifiable assets by segment follows (in thousands):

                                            As of
                                     June 30,    December 31,
                                       2000          1999
                                     --------     --------
             Custom Assemblies       $141,266       29,220
             Passive Components        53,362       51,124
             Precision Stampings       52,326       52,233
             Corporate                 28,932       33,275
                                     --------     --------
                Total                $275,886      165,852
                                     ========     ========

       The significant increase in identifiable assets of Custom Assemblies relates to the acquisition of TAT in February 2000 (see Note 3).

       EBITDA, which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data is included because the Company understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation.

(8)    Comprehensive Income
       --------------------

       Comprehensive income (loss) was $2,686,000 and ($3,100,000) for the three-months ended June 30, 2000 and 1999, respectively, consisting of foreign currency translation losses totaling ($624,000) and ($331,000), respectively. For the six months ended June 30, 2000 and 1999, comprehensive income (loss) was $45,271,000 and ($2,560,000), respectively, consisting of foreign currency translation losses totaling ($405,000) and ($310,000), respectively.

(9)    Related Party Transactions
       --------------------------

       The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") advisory and retainer fees of $0 and $75,000 year to date June 30, 2000 and $500,000 and $110,000 year to date June 30, 1999. The
       Company had a payable to DLJSC for retainer fees related to investment banking services of $150,000 at June 30, 2000 and 1999. In the first quarter of 1999, the Company received from DLJSC $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998.

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

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

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(10) Guarantor Subsidiaries (continued)

                                                             Condensed Consolidating Balance Sheet (in thousands)
                                                       ---------------------------------------------------------------
                                                                              June 30, 2000
                                                       ---------------------------------------------------------------
                                                        Insilco         Guarantors      Non-Guarantors      Consolidated
                                                       ---------         ---------         ---------         ---------
Assets:
Current assets:
Cash and cash equivalents                              $   4,970              (584)             (635)            3,751
Accounts receivable                                          457            42,454            18,296            61,207
Inventories                                                 --              40,215             8,040            48,255
Deferred taxes                                             9,424              --                --               9,424
Net assets of discontinued operations                       --              90,139            16,546           106,685
Prepaid expenses and other                                   418             1,595                65             2,078
                                                       ---------         ---------         ---------         ---------
   Total current assets                                   15,269           173,819            42,312           231,400

Property, plant and equipment, net                           120            47,900             1,635            49,655
Deferred taxes                                              --                --                --                --
Other assets and deferred charges                         13,355             5,067            83,094           101,516
                                                       ---------         ---------         ---------         ---------
   Total assets                                        $  28,744           226,786           127,041           382,571
                                                       =========         =========         =========         =========
Liabilities and Stockholder's Equity  (Deficit)
Current liabilities:
Current portion of long-term debt                      $   1,250                16              --               1,266
Accounts payable                                            --              22,614             3,550            26,164
Accrued expenses and other                                27,636            14,650             8,797            51,083
                                                       ---------         ---------         ---------         ---------
   Total current liabilities                              28,886            37,280            12,347            78,513

Long-term debt, less current portion                     253,401               175            90,000           343,576
Other long-term obligations, excluding
   current portion, and minority interest                 37,046             1,712              --              38,758
Intercompany payable                                     (99,651)           91,992             9,015             1,356
                                                       ---------         ---------         ---------         ---------
   Total liabilities                                     219,682           131,159           111,362           462,203

Stockholder's equity (deficit)                          (190,938)           95,627            15,679           (79,632)
                                                       ---------         ---------         ---------         ---------
Total liabilities and
   stockholder's equity (deficit)                      $  28,744           226,786           127,041           382,571
                                                       =========         =========         =========         =========

                                                       Condensed Consolidating Balance Sheet (in thousands)(continued)
                                                       ---------------------------------------------------------------
                                                                              December 31, 1999
                                                       -------------------------------------------------------------
                                                        Insilco         Guarantors     Non-Guarantors    Consolidated
                                                       ---------         ---------        ---------        ---------
Assets:
Current assets:
Cash and cash equivalents                                  4,625             1,287              468            6,380
Accounts receivable                                           24            39,772              412           40,208
Inventories                                                 --              34,900             --             34,900
Deferred taxes                                             9,603              --               --              9,603
Net assets of discontinued operations                       --              91,356           16,282          107,638
Prepaid expenses and other                                   410             1,654                2            2,066
                                                       ---------         ---------        ---------        ---------
   Total current assets                                   14,662           168,969           17,164          200,795

Property, plant and equipment, net                           124            49,431             --             49,555
Deferred taxes                                             3,751               101             --              3,852
Other assets and deferred charges                         14,769             4,519             --             19,288
                                                       ---------         ---------        ---------        ---------
   Total assets                                           33,306           223,020           17,164          273,490
                                                       =========         =========        =========        =========
Liabilities and Stockholder's Equity  (Deficit)
Current liabilities:
Current portion of long-term debt                          1,250                16             --              1,266
Accounts payable                                            --              20,164             --             20,164
Accrued expenses and other                                12,792            13,735              447           26,974
                                                       ---------         ---------        ---------        ---------
   Total current liabilities                              14,042            33,915              447           48,404

Long-term debt, less current portion                     317,656               182             --            317,838
Other long-term obligations, excluding
   current portion, and minority interest                 17,159            13,757             --             30,916
Intercompany payable                                    (103,825)           91,127           13,933            1,235
                                                       ---------         ---------        ---------        ---------
   Total liabilities                                     245,032           138,981           14,380          398,393

Stockholder's equity (deficit)                          (211,726)           84,039            2,784         (124,903)
                                                       ---------         ---------        ---------        ---------
Total liabilities and
   stockholder's equity (deficit)                         33,306           223,020           17,164          273,490
                                                       =========         =========        =========        =========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(10) Guarantor Subsidiaries (continued)

                                                    Condensed Consolidating Statement of Operations
                                                                    (in thousands)
                                                -------------------------------------------------------
                                                           Three Months Ended June 30, 2000
                                                -------------------------------------------------------
                                                Insilco       Guarantors    Non-Guarantors   Consolidated
                                                -------         -------         -------         -------
Sales                                           $  --            62,378          29,926          92,304
Cost of products sold                              --            47,226          19,358          66,584
Depreciation and amortization                         7           2,559           1,083           3,649
Selling, general and administrative
  expenses                                        1,506           7,104           4,362          12,972
Restructuring charge                               --              --              --              --
                                                -------         -------         -------         -------
Operating income (loss)                          (1,513)          5,489           5,123           9,099

Other income (expense):
  Interest expense                               (7,754)            (12)         (2,508)        (10,274)
  Interest income                                     6              12              38              56
  Other income, net                                  55             (29)            (57)            (31)
                                                -------         -------         -------         -------
  Income (loss) before income taxes              (9,206)          5,460           2,596          (1,150)

Income tax benefit (expense)                      2,566          (1,941)           (962)           (337)
                                                -------         -------         -------         -------
Income (loss) from continuing operations
  before discontinued operations                 (6,640)          3,519           1,634          (1,487)
                                                -------         -------         -------         -------
Income from discontinued
   operations, net of tax                          --             4,216             581           4,797
                                                -------         -------         -------         -------
  Net income (loss)                             $(6,640)          7,735           2,215           3,310
                                                =======         =======         =======         =======

                                                    Condensed Consolidating Statement of Operations
                                                               (in thousands)(continued)
                                                -------------------------------------------------------
                                                           Three Months Ended June 30, 1999
                                                -------------------------------------------------------
                                                Insilco       Guarantors    Non-Guarantors   Consolidated
                                                -------         -------         -------         -------
Sales                                              --            62,618            --            62,618
Cost of products sold                               100          50,465            --            50,565
Depreciation and amortization                        14           2,678            --             2,692
Selling, general and administrative
  expenses                                        4,240           8,084              13          12,337
Restructuring charge                              2,915           2,487            --             5,402
                                                -------         -------         -------         -------
Operating income (loss)                          (7,269)         (1,096)            (13)         (8,378)

Other income (expense):
  Interest expense                               (9,406)             (4)           --            (9,410)
  Interest income                                   261              13               1             275
  Other income, net                                 (36)            119               2              85
                                                -------         -------         -------         -------
  Income (loss) before income taxes             (16,450)           (968)            (10)        (17,428)

Income tax benefit (expense)                      4,997             499            --             5,496
                                                -------         -------         -------         -------
Income (loss) from continuing operations
  before discontinued operations                (11,453)           (469)            (10)        (11,932)
                                                -------         -------         -------         -------
Income from discontinued
   operations, net of tax                          --             8,899             291           9,190
                                                -------         -------         -------         -------
  Net income (loss)                             (11,453)          8,430             281          (2,742)
                                                =======         =======         =======         =======

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(10) Guarantor Subsidiaries (continued)

                                                      Condensed Consolidating Statement of Operations
                                                                       (in thousands)
                                                -----------------------------------------------------------
                                                              Six Months Ended June 30, 2000
                                                -----------------------------------------------------------
                                                 Insilco        Guarantors    Non-Guarantors     Consolidated
                                                --------         --------         --------         --------
Sales                                           $   --            126,152           44,517          170,669
Cost of products sold                               --             95,461           28,403          123,864
Depreciation and amortization                         13            5,064            1,602            6,679
Selling, general and administrative
  expenses                                         2,564           14,348            7,023           23,935
Restructuring charge                                --               --               --               --
                                                --------         --------         --------         --------
Operating income (loss)                           (2,577)          11,279            7,489           16,191

Other income (expense):
  Interest expense                               (16,037)             (20)          (3,666)         (19,723)
  Interest income                                     60               34               59              153
  Other income, net                                   15             (378)             (41)            (404)
                                                --------         --------         --------         --------
  Income (loss) before income taxes              (18,539)          10,915            3,841           (3,783)

Income tax benefit (expense)                       3,761           (2,441)          (1,394)             (74)
                                                --------         --------         --------         --------
Income (loss) from continuing operations
  before discontinued operations                 (14,778)           8,474            2,447           (3,857)
                                                --------         --------         --------         --------
Income from discontinued
   operations, net of tax                           --             48,481            1,052           49,533
                                                --------         --------         --------         --------
  Net income (loss)                             $(14,778)          56,955            3,499           45,676
                                                ========         ========         ========         ========

                                                      Condensed Consolidating Statement of Operations
                                                                 (in thousands)(continued)
                                                -----------------------------------------------------------
                                                                Six Months Ended June 30, 1999
                                                -----------------------------------------------------------
                                                 Insilco        Guarantors     Non-Guarantors    Consolidated
                                                --------         --------         --------         --------
Sales                                               --            126,176             --            126,176
Cost of products sold                                100           98,198             --             98,298
Depreciation and amortization                         32            5,132             --              5,164
Selling, general and administrative
  expenses                                         6,287           16,469               16           22,772
Restructuring charge                               2,915            2,487             --              5,402
                                                --------         --------         --------         --------
Operating income (loss)                           (9,334)           3,890              (16)          (5,460)

Other income (expense):
  Interest expense                               (18,009)             (13)            --            (18,022)
  Interest income                                    277               29                1              307
  Other income, net                                  122              181                2              305
                                                --------         --------         --------         --------
  Income (loss) before income taxes              (26,944)           4,087              (13)         (22,870)

Income tax benefit (expense)                       7,978             (610)            --              7,368
                                                --------         --------         --------         --------
Income (loss) from continuing operations
  before discontinued operations                 (18,966)           3,477              (13)         (15,502)
                                                --------         --------         --------         --------
Income from discontinued
   operations, net of tax                           --             12,694              572           13,266
                                                --------         --------         --------         --------
  Net income (loss)                              (18,966)          16,171              559           (2,236)
                                                ========         ========         ========         ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(10)  Guarantor Subsidiaries (continued)

                        Condensed Statement of Cash Flows
                     For the Six Months Ended June 30, 2000
                                 (In thousands)

                                                  Insilco     Guarantors  Non-Guarantors  Consolidated
                                                  --------      --------      --------      --------
Net cash provided by (used in)
   operating activities                           $(14,947)        9,452        10,857         5,362
                                                  --------      --------      --------      --------
Cash flows used in investing activities:
   Acquisitions, net of cash acquired              (89,734)         --         (10,860)     (100,594)
   Capital expenditures, net                            (8)       (3,372)          (93)       (3,473)
   Other investing activities                         --               5          --               5
   Discontinued operations:
     Proceeds from sale                             72,845          --            --          72,845
     Capital expenditures                             --          (3,515)         (119)       (3,634)
                                                  --------      --------      --------      --------
   Net cash used in investing activities           (16,897)       (6,882)      (11,072)      (34,851)
                                                  --------      --------      --------      --------
Cash flows provided by (used in)
   financing activities:
      Proceeds from revolving credit facility       28,128          --            --          28,128
      Loan to Insilco Holding Co.                      121          --            --             121
      Retirement of long-term debt                  (1,381)           (8)         --          (1,389)
      Capital transactions                          (6,810)         --           6,810          --
      Transfers from parent                         12,131        (4,433)       (7,698)         --
                                                  --------      --------      --------      --------
       Net cash provided by (used in)
          financing activities                      32,189        (4,441)         (888)       26,860
                                                  --------      --------      --------      --------
Net increase (decrease) in cash
   and cash equivalents                                345        (1,871)       (1,103)       (2,629)
Cash and cash equivalents at
   beginning of the period                           4,625         1,287           468         6,380
                                                  --------      --------      --------      --------
Cash and cash equivalents
    at end of the period                          $  4,970          (584)         (635)        3,751
                                                  ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(10)  Guarantor Subsidiaries (continued)

                        Condensed Statement of Cash Flows
                         Six Months Ended June 30, 1999
                                 (In thousands)

                                                             Insilco      Guarantors  Non-Guarantors Consolidated
                                                             --------      --------      --------      --------
Net cash provided by (used in)
  operating activities                                       $(13,740)       21,867           218         8,345
                                                             --------      --------      --------      --------
Cash flows used in investing activities:
  Acquisition, net of cash acquired                           (25,340)         --            --         (25,340)
  Capital expenditures, net                                        (6)       (3,548)         --          (3,554)
  Other investing activities                                     --               1          --               1
  Discontinued operations                                        --          (3,656)         (519)       (4,175)
                                                             --------      --------      --------      --------
  Net cash used in investing activities                       (25,346)       (7,203)         (519)      (33,068)
                                                             --------      --------      --------      --------
Cash flows provided by (used in)
  financing activities:
      Proceeds from revolving credit facility                  28,396          --            --          28,396
      Loan from Insilco Holding Co.                               (27)         --            --             (27)
      Repayment of long term debt                                (625)           (8)         --            (633)
      Funds deposited in excess of retired 10 1/4% Bonds        2,032          --            --           2,032
      Proceed from sale of minority interest                      100          --            --             100
      Proceeds from sale of stock                                   1          --            --               1
      Payment of prepetition liabilities                       (1,086)         --            --          (1,086)
      Retirement of 10 1/4% Bonds                              (1,526)         --            --          (1,526)
      Intercompany transfer of funds                           13,876       (14,395)          519          --
                                                             --------      --------      --------      --------
       Net cash provided by (used in)
         financing activities                                  41,141       (14,403)          519        27,257
                                                             --------      --------      --------      --------
Effect of exchange rate changes on cash                          --            --              (9)           (9)
                                                             --------      --------      --------      --------
Net increase in cash
  and cash equivalents                                          2,055           261           209         2,525
Cash and cash equivalents at
  beginning of the period                                       6,472         1,082            82         7,636
                                                             --------      --------      --------      --------
Cash and cash equivalents
   at end of the period                                      $  8,527         1,343           291        10,161
                                                             ========      ========      ========      ========

                      INSILCO CORPORATION AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(11)     Restructuring and Plant Closing Costs
         -------------------------------------

         During the year ended December 31, 1999, the Company reduced its corporate staff and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

         As of June 30, 2000, the Company had an accrual of $762,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of the accrual is as follows (in thousands):

                                                    As of                 As of
                                                 December 31,  Cash       June 30,
                                                     1999     Outlays       2000
                                                    ------     ------      ------
        Restructuring charges:
           Employee separations                     $  663       (439)        224
           Other exit costs                             93        (93)       --
           Remaining noncancellable lease costs        694       (156)        538
                                                    ------     ------      ------
             Restructuring costs                    $1,450       (688)        762
                                                    ======     ======      ======

(12)    Subsequent Event
        ----------------

        On July 20, 2000, the Company entered into a definitive agreement to purchase Rockwall, Texas based Precision Cable Manufacturing, a cable and wire assembly provider to the telecommunications equipment OEMs. The purchase price is $50.0 million plus $5.0 million in sign-on bonuses to key executives. The transaction, which is expected to close in the third quarter, is subject to closing adjustments, closing on a commitment for financing and other customary terms and conditions.

                       INDEPENDENT AUDITORS' REVIEW REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDER
INSILCO CORPORATION:

We have reviewed the condensed consolidated balance sheet of Insilco Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
July 26, 2000                                                  KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

Our condensed consolidated results of the three-month and six-month periods ended June 30, 1999 and 2000, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999 and in Notes 2 and 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on our management's approach to decision making and is consistent with the basis and manner in which they internally disaggregate financial information for the purposes of assisting them in making such decisions. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for summary financial information by business segment.

                       CONSOLIDATED RESULTS OF OPERATIONS

As a result of our agreement to sell the businesses that comprise our automotive segment, we have reported this segment as a discontinued operation and therefore the results of this segment are not included in consolidated sales, EBITDA, or operating income. Our consolidated results for 1999 include our Other Segment, which was divested in mid-1999 and consisted of our Romac Metals and McKenica operations.

In the second quarter of 2000, our net sales increased 47% to $92.3 million from $62.6 million recorded in the second quarter of 1999. For the first six months of 2000, net sales of $170.7 million were $44.5 million, or 35% higher than the same period in 1999. Our results reflect strong worldwide OEM demand for our optical and networking equipment assemblies and electronic components and our recently acquired custom assembly business, which accounted for $29.8 million and $44.5 million in new revenues in the second quarter and first six months of 2000, respectively. Partially offsetting these higher sales were the missing revenues from the divested Other Segment, which amounted to $6.8 million and $14.9 million in the second quarter and first six months of 2000, respectively. Revenue by segment in the second quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased 205% and 158% reflecting our acquisition of TAT on February 11, 2000 and higher domestic sales.

o Passive Components increased 16% and 12% due to strong sales of high-speed data grade connectors and our new MagJack product line, which combines high-speed modular connector technology with discrete magnetic technology.

o Precision Stampings increased 9% and 16%, the year-to-date increase includes approximately $2.3 million of new revenues from our acquisition of EFI on January 25, 1999.

For the current quarter, our EBITDA increased 138% to $13.3 million, compared to $5.6 million recorded in the second quarter of 1999. For the first six months of 2000, EBITDA of $24.0 million was $12.6 million, or 111% higher than the same period in 1999. A favorable sales mix for higher-margin data grade connector products, improved margins on precision stampings, the contribution from our recent acquisition, and lower corporate expenses all contributed to the strong EBITDA performance. Partially offsetting these gains was the missing EBITDA from the divested Other Segment, which amounted to $0.2 million and $0.9 million in the second quarter and first six months of 2000, respectively. EBITDA by segment in the second quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased $6.1 million and $9.4 million reflecting the contribution of our recent acquisition and incremental earnings on higher domestic sales. EBITDA margins for the quarter and year-to-date improved to 16.1% from 9.1% and to 15.1% from 8.2%, respectively.

o Passive Components increased $0.8 million and $1.2 million due to strong sales of high-speed data grade connectors and strong market fundamentals in the electronic component industry. EBITDA margins for the quarter and year-to-date improved to 16.7% from 15.5% and to 17.4% from 16.9%, respectively.

o Precision Stampings increased $0.4 million and $1.5 million, reflecting the incremental earnings on higher sales and cost reduction initiatives. In addition, the year-to-date increase includes approximately $0.2 million from our acquisition of EFI. EBITDA margins for the quarter and year-to-date improved to 13.6% from 12.6% and to 13.4% from 11.4%, respectively.

Operating income for second quarter of 2000 increased to $9.1 million, or $17.5 million, from a loss of $8.4 million recorded in the second quarter of 1999. For the first six months of 2000, operating income increased to $16.2 million, or $21.7 million, from a loss of $5.5 million recorded in the same period in 1999. These increases are due to the increase in EBITDA and lower legal, severance and write-down expenses as we substantially completed our initiatives to restructure, reorganize and close certain businesses, operations, and functions of the corporate office. Depreciation and amortization expenses increased in the second quarter of 2000 and in the first six months of 2000 as a result of our recent acquisition.

Our loss from continuing operations before income taxes improved $16.2 million to a loss of $1.2 million in the second quarter of 2000 from a loss of $17.4 million recorded in the second quarter of 1999. For the first six months of 2000, the loss from continuing operations before income taxes was $3.8 million compared to a loss of $22.9 million for the same period in 1999. The improvements during these periods reflect the higher operating income which was partially offset by an increase in interest expense. For the current quarter, our interest expense was $10.3 million compared to $9.4 million recorded in the second quarter of 1999. For the first six months of 2000, interest expense was $19.7 million compared to $18.0 million for the same period in 1999. Increased interest expense reflects higher short-term borrowing rates and borrowings to finance our acquisition activities.

In the second quarter of 2000 we recorded an income tax expense of $0.3 million as opposed to an income tax benefit of $5.4 million in the second quarter of 1999. For the first six months of 2000, we recorded an income tax expense of $0.1 million compared to a benefit of $7.4 million for the same period in 1999. These increases reflect differences in the tax deductibility of certain expenses, and the improved earnings performance.

On July 20, 2000, we signed a definitive agreement to sell to our majority shareholders the assets of our automotive segment for proceeds of $147 million, subject to closing adjustments, closing on a commitment for financing, and other customary terms and conditions. On February 11, 2000, we sold our Specialty Publishing segment for $93.5 million. As a result of these transactions, we recorded income from discontinued operations of $4.8 million for the second quarter of 2000 and $9.2 million for the second quarter of 1999. We recorded income from discontinued operations of $49.5 million and $13.3 million for the first six months of 2000 and for the same period in 1999, respectively.

After accounting for discontinued operations, net income was $3.3 million for the current quarter compared to a net loss of $2.7 million recorded in the second quarter of 1999. For the first six months of 2000, net income was $45.7 million compared to a net loss of $2.3 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a source of $5.4 million for the six-month period ended June 30, 2000 as compared to a source of $8.3 million for the same period in 1999. The decline in net cash provided by operating activities reflects increases in working capital accounts. Accounts receivable balance increased $4.1 million over 1999 levels as a result of higher sales. Inventory balances increased $8.1 million over 1999 levels to support projected sales increases. Through the first six months of 2000, we paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007.

Capital expenditures for the first six months of 2000 were $0.1 million less than the comparable period of 1999 ($3.4 million versus $3.5 million). Capital spending allocations during the current period by segment were 26% to Custom Assemblies, 34% to Passive Components, and 40% to Precision Stampings. On February 11, 2000, we sold our Specialty Publishing business for $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under our revolving and term credit facilities. These proceeds were used to reduce our Term Loan Facility. We also plan to use the proceeds from the sale of our automotive segment, which is expected to close before the end of the third quarter, to reduce bank debt and to gain financial flexibility to execute our acquisition strategies.

On February 16, 2000, we amended certain terms of our Bank Credit Agreement to, among other things (1) permit us to consummate the TAT acquisition, (2) provide TAT to assume up to $90.0 million in aggregate principal amount of the Term Loans, (3) release our direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rates applicable to the loans in certain circumstances. On February 17, 2000, we purchased TAT Technology for $91.2 million, using $90.0 million of borrowings from our Term Loan Facility and $1.2 million from our Revolving Credit Facility. On April 5, 2000, we paid $10.9 million in post closing adjustments to the previous owners of TAT out of cash acquired in the acquisition and borrowings under our revolving credit facility.

On July 20, 2000, we signed a definitive agreement to acquire Precision Cable Manufacturing, a Rockwall, Texas based provider of custom cable and wire assemblies to telecommunications equipment OEMs for $50.0 million, plus $5.0 million in sign-on bonuses to key executives. The transaction, which we expect to close in the third quarter, is subject to closing adjustments; closing on a commitment for financing; and other customary terms and conditions.

We expect our principal sources of liquidity to be from our operating activities and funding from our senior credit facilities. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, and debt repayments and to execute our acquisition strategies for the foreseeable future.

As of June 30, 2000, our stockholders' deficit totaled $79.5 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of June 30, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the second quarter of 2000, we had $227.2 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million. As of June 2000 we had no interest rate derivative instruments in place for managing interest rate risks.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          (None)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          -----------------------------------------------------
          (None)

ITEM 5.   OTHER INFORMATION
          -----------------
          (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)   Exhibits

           27 - Financial Data Schedule

     (b)   Reports on Form 8-K

           A report, dated May 4, 2000, on Form 8-K was filed with the SEC on May 8, 2000, pursuant to Items 5 and 7 of that form.

           A report, dated July 20, 2000 on Form 8-K was filed with the SEC on July 26, 2000, pursuant to Items 5 and 7 of that form.

           A report, dated July 28, 2000 on Form 8-K was filed with the SEC on July 31, 2000, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                INSILCO CORPORATION
                                                --------------------------

Date:   August 11, 2000                   By:   /s/ MICHAEL R. ELIA
                                                --------------------
                                                Michael R. Elia
                                                Senior Vice President, Chief
                                                Financial Officer, Treasurer and
                                                Secretary