Form 10-Q
period 2000-09-30
INSILCO TECHNOLOGIES INC
filed 2000-11-14
CIK 863204

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

                For the quarterly period ended September 30, 2000

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to ____________

                         Commission File Number: 0-22098



                           INSILCO TECHNOLOGIES, INC.
             ------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2000, 100 shares of common stock, $.001 par value, were outstanding.



================================================================================

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES


                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                                                        Page
------------------------------                                                                        ----

         Item 1.   Financial Statements (unaudited)                                                     4

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                               22

         Item 3.   Quantitative and Qualitative Disclosure About Market Risk                           25




PART II. OTHER INFORMATION
--------------------------

         Item 1.   Legal Proceedings                                                                   26

         Item 2.   Changes in Securities and Use of Proceeds                                           26

         Item 3.   Defaults upon Senior Securities                                                     26

         Item 4.   Submission of Matters to a Vote of Securities Holders                               26

         Item 5.   Other Information                                                                   26

         Item 6.   Exhibits and Reports on Form 8-K                                                    26


                      INSILCO TECHNOLOGIES AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION
                          -----------------------------


       ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)                                                   Page
                   --------------------------------                                                   ----

                   Condensed Consolidated Balance Sheets at September 30, 2000                          4
                   and December 31, 1999

                   Condensed Consolidated Statements of Operations for the three                        5
                   months and nine months ended September 30, 2000 and 1999

                   Condensed Consolidated Statements of Cash Flows for the                              6
                   nine months ended September 30, 2000 and 1999

                   Notes to the Condensed Consolidated Financial Statements                             7

                   Independent Auditors' Review Report                                                 21


                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                            As of
                                                                 ---------------------------
                                                                September 30,    December 31,
                                                                    2000             1999
                                                                 ----------       ----------
                                                                 (Unaudited)        (Note 1)
                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                     $   17,557            6,380
   Trade receivables, net                                            75,279           39,347
   Other receivables                                                  1,106              861
   Inventories, net                                                  59,859           34,900
   Deferred taxes                                                     9,572            9,603
   Net assets of discontinued operations                               --            107,638
   Prepaid expenses and other current assets                          7,600            2,066
                                                                 ----------       ----------
   Total current assets                                             170,973          200,795

Property, plant and equipment, net                                   55,858           49,555
Deferred taxes                                                         --              3,852
Goodwill, net                                                       126,004            5,688
Other assets and deferred charges                                    14,913           13,600
                                                                 ----------       ----------
   Total assets                                                  $  367,748          273,490
                                                                 ==========       ==========

                      Liabilities and Stockholder's Deficit
                      -------------------------------------
Current liabilities:
   Current portion of long-term debt                             $    4,876            1,266
   Accounts payable                                                  40,618           20,164
   Accrued expenses                                                  33,008           16,578
   Income taxes payable                                              27,368            2,856
   Other current liabilities                                          4,960            7,540
                                                                 ----------       ----------
   Total current liabilities                                        110,830           48,404

Long-term debt, excluding current portion                           275,350          317,838
Other long-term obligations, excluding current portion               39,647           30,916
Amounts due to Insilco Holding Co.                                      452            1,235
Minority interest                                                      --                100
Stockholder's deficit:
   Common stock, $.001 par value; 1,000 shares authorized;
      100 shares issued and outstanding at September 30,
      2000 and December 31, 1999                                       --               --
   Additional paid-in capital                                         4,188            4,188
   Accumulated deficit                                              (58,841)        (125,968)
   Accumulated other comprehesive loss                               (3,878)          (3,223)
Contingencies (See Note 6)
                                                                 ----------       ----------
   Total liabilities and stockholder's deficit                   $  367,748          273,490
                                                                 ==========       ==========

See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                     -----------------------       -----------------------
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
Sales                                                $ 99,510         62,054        270,179        188,230
Cost of products sold                                  70,503         46,796        194,367        145,093
Depreciation and amortization                           3,707          2,541         10,386          7,705
Selling, general and administrative expenses           13,718          8,329         37,653         31,102
Restructuring charge                                     --              535           --            5,937
                                                     --------       --------       --------       --------
   Operating income (loss)                             11,582          3,853         27,773         (1,607)
                                                     --------       --------       --------       --------

Other income (expense):
   Interest expense                                    (9,594)        (9,195)       (29,317)       (27,217)
   Interest income                                         14             48            167            355
   Other income, net                                       25          9,937           (327)        10,230
                                                     --------       --------       --------       --------

      Total other income (expense)                     (9,555)           790        (29,477)       (16,632)
                                                     --------       --------       --------       --------

   Income (loss) before income taxes, extra-
   ordinary item and discontinued operations            2,027          4,643         (1,704)       (18,239)

Income tax (expense) benefit                            2,890            899         (1,375)         8,267
                                                     --------       --------       --------       --------

   Income (loss) before extraordinary
     item and discontinued operations                   4,917          5,542         (3,079)        (9,972)
                                                     --------       --------       --------       --------

Extraordinary item, net of tax                         (2,924)          --           (2,924)          --
                                                     --------       --------       --------       --------

   Income (loss) before discontinued operations         1,993          5,542         (6,003)        (9,972)
                                                     --------       --------       --------       --------

Discontinued operations, net of tax:
   Income (loss) from operations                       (4,021)         3,718          6,202         16,985
   Gain on sale                                        23,479           --           66,928           --
                                                     --------       --------       --------       --------
   Income from discontinued operations                 19,458          3,718         73,130         16,985
                                                     --------       --------       --------       --------
Net income                                           $ 21,451          9,260         67,127          7,013
                                                     ========       ========       ========       ========


 See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                              2000             1999
                                                                           ----------       ----------
Cash flows from operating activities:
   Net income                                                              $   67,127            7,013
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Net income from discontinued operations                                   (6,203)         (26,428)
     Depreciation and amortization                                             10,386            7,705
     Deferred taxes                                                               189                8
     Other noncash charges and credits                                          6,140            3,921
     Gain on sale of Romac and McKenica equip                                    --             (9,576)
     Change in operating assets and liabilities:
       Receivables                                                             (7,626)          (5,731)
       Inventories                                                            (10,220)           1,512
       Prepaids                                                                (5,129)             452
       Payables                                                                 5,989            3,779
       Other current liabilities and other                                    (13,306)          (4,546)
     Discontinued operations:
       Gain on sale                                                           (66,928)            --
       Depreciation                                                             6,950            9,802
       Changes in discontinued operations                                      11,637          (11,436)
                                                                           ----------       ----------
         Net cash used in operating activities                                   (994)         (23,525)
                                                                           ----------       ----------
   Cash flows from investing activities:
     Capital expenditures                                                      (6,074)          (5,147)
     Acquisitions, net of cash acquired                                      (156,193)         (25,340)
     Proceeds from disposal of businesses and other investing activities          319           18,116
     Discontinued operations:
       Proceeds from sale                                                     217,343             --
       Capital expenditures                                                    (5,341)          (5,587)
                                                                           ----------       ----------
         Net cash provided by (used in) investing activities                   50,054          (17,958)
                                                                           ----------       ----------
   Cash flows from financing activities:
     Proceeds from (payments of) long-term debt                                39,918           (4,639)
     Loan to Insilco Holding Co.                                                 (783)          (2,311)
     Proceeds from (payments on) revolving credit facility                    (77,027)          52,343
     Return of excess funds deposited for retirement of 10 1/4% bonds            --              2,032
     Proceeds from sale of minority interest                                     --                100
     Payment of prepetition liabilities                                          --             (1,086)
     Retirement of 10 1/4% bonds                                                 --             (1,526)
                                                                           ----------       ----------
         Net cash provided by (used in) financing activities                  (37,892)          44,913
                                                                           ----------       ----------
Effect of exchange rate changes on cash                                             9               10
                                                                           ----------       ----------
         Net increase in cash and cash equivalents                             11,177            3,440
Cash and cash equivalents at beginning of period                                6,380            7,636
                                                                           ----------       ----------
Cash and cash equivalents at end of period                                 $   17,557           11,076
                                                                           ==========       ==========
Interest paid                                                              $   31,000           27,690
                                                                           ==========       ==========
Income taxes paid                                                          $    2,629              776
                                                                           ==========       ==========
See accompanying notes to the unaudited condensed consolidated financial statements.
                                        6

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000


(1)     Basis of Presentation
        ---------------------

        On August 25, 2000, in conjunction with the completion of several transactions, Insilco Corporation changed its name to Insilco Technologies, Inc. ("Insilco Technologies") to reflect the telecommunications and electronics nature of its business.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

        The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Insilco Technologies and Subsidiaries (the "Company") is a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 (2)    Discontinued Operations
        -----------------------

        On August 25, 2000, Holdings sold its "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The gain on the sale was $23.5 million, net of taxes of $13.9 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the Company:
        Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., Thermal Components Division, Inc., and Thermal Components, Inc., as well as the Company's 51% ownership in Dalian General Thermodynamics Incorporated, Ltd. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce bank debt.

        On February 11, 2000, the Company sold its "Specialty Publishing Business", Taylor Publishing Company to TP Acquisition Corp, a wholly owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under the Company's Term Credit Facility. The gain on the sale was $43.4 million, net of taxes of $23.2 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Specialty Publishing Business" as a discontinued operation.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000


(3)     Acquisitions
        ------------

        On August 25, 2000, the Company purchased Precision Cable Manufacturing (Precision) for a gross purchase price of $55.5 million, including estimated working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and estimated working capital adjustments, was $55.6 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under the Company's amended credit facility. The purchase has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The preliminary excess of the purchase price over net identifiable assets acquired is $39.9 million, which is being amortized on a straight-line basis over 20 years. The Company expects any adjustments to the excess to be resolved within one year of the purchase. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission and therefore, pro forma financial information has not been presented.

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

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000


        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and nine months ended September 30, 2000 and 1999, which assume the transactions occurred at the beginning of the period are as follows (in thousands):

                                                     Three months ended            Nine months ended
                                                       September 30,                 September 30,
                                              -----------------------------------------------------------
                                                  2000            1999            2000            1999
                                              -----------------------------------------------------------
Net Sales                                     $  110,753          81,306         315,630          249,639

Income (loss) from continuing operations      $    5,392           3,711          (2,564)         (15,822)

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

(5)     Inventories
        -----------

        Inventories consisted of the following (in thousands):

                                           As of
                               September 30,   December 31,
                                   2000            1999
                                ----------      ----------
Raw materials and supplies      $   35,453          17,042
Work-in-process                     10,944           6,382
Finished goods                      13,462          11,476
                                ----------      ----------
    Total inventories           $   59,859          34,900
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

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000



(7)     Long-term Debt
        --------------

        On August 25, 2000, the Company amended and restated its Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term Facility"). The Company also has the option to increase the Credit Facilities by an additional $25.0 million. As of September 30, 2000, the Company had outstanding $0.0 million under the Revolving Facility, $35.0 million under the Term A Facility and $125.0 million under the Term B Facility.

        As a result of these actions, the Company recorded an extraordinary charge of $4.8 million (net of a tax benefit of $1.9 million) related to the write-off of unamortized debt issuance costs associated with its 1998 Bank Credit Agreement.

        The Revolving Facility provides for a $35.0 million sublimit for issuance of letters of credit and up to a $15.0 million sublimit for Canadian Dollar borrowings and up to a $15.0 million sublimit for Euro Dollar borrowings. The Revolving Facility matures on the sixth anniversary of the agreement. There are no mandatory prepayments.

        The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, beginning with December 2000, as follows:
        $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $312,500 for the first six years and quarterly payments of $29.4 million in the seventh year.

        Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At September 30, 2000, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 3.25%. At September 30, 2000, the applicable margin for the Term B Facility was LIBOR plus 3.75%. The unused commitment fee at September 30, 2000 was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

        The Company was in compliance with the covenants of its Credit Facilities as of September 30, 2000.

        The combined aggregate amount of maturities for all long-term borrowings for each of the next five years is as follows (in thousands):


                         2001        2002        2003        2004        2005
                        ------      ------      ------      ------      ------
Term A Facility         $3,500       3,500       5,250       7,000       7,000
Term B Facility          1,250       1,250       1,250       1,250       1,250
Revolving Facility        --          --          --          --          --
Miscellaneous              126         126          38          17          17
                        ------      ------      ------      ------      ------
                        $4,876       4,876       6,538       8,267       8,267
                        ======      ======      ======      ======      ======

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000





(8)     Segment Information
        -------------------

        Due to the sale of the "Automotive Businesses", the Company has re-evaluated its basis of segmentation and measurement of segment profit or loss from the December 31, 1999 consolidated financial statements. As a result, the Company is disaggregating and disclosing its operations into three main segments: Custom Assemblies, Passive Components and Precision Stampings. The Custom Assemblies segment primarily designs and assembles custom electronic and fiber-optic cable, wire harness and electromechanical assemblies. The Passive Components segment designs, manufacturers and globally distributes high-speed data connector systems and power transformers. The Precision Stampings segment designs and manufactures precision stampings and wire-formed parts. Third quarter and year-to-date 1999 have been restated to reflect the new basis of segmentation.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000



 Summary financial information by business segment is as follows (in thousands):


                                                     Three-Months Ended            Nine-Months Ended
                                                        September 30,                September 30,
                                                  -----------------------       -----------------------
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
NET SALES:
  Custom Assemblies                               $ 52,566         17,915        131,693         48,609
  Passive Components                                28,191         21,493         78,138         66,110
  Precision Stampings                               18,753         19,493         60,348         55,444
                                                  --------       --------       --------       --------

  On-going operations                               99,510         58,901        270,179        170,163
  Other                                               --            3,153           --           18,067
                                                  --------       --------       --------       --------
     Total net sales                              $ 99,510         62,054        270,179        188,230
                                                  ========       ========       ========       ========

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES:
  Custom Assemblies                               $  8,964          1,797         20,918          4,319
  Passive Components                                 4,738          3,578         13,402         11,101
  Precision Stampings                                2,752          2,765          8,330          6,867
  Unallocated operating amount:
   Corporate operating expenses                     (1,077)        (1,183)        (3,298)        (4,870)
                                                  --------       --------       --------       --------
    On-going operations                             15,377          6,957         39,352         17,417
  Other                                               --              203           --            1,079
                                                  --------       --------       --------       --------
   Earnings before interest, taxes
    depreciation and amortization (EBITDA)          15,377          7,160         39,352         18,496
  Depreciation and amortization                     (3,707)        (2,541)       (10,386)        (7,705)
Unallocated non-operating amounts:
   Significant legal expense                           (88)          --             (431)        (2,503)
   Severance and write-downs                          --             (766)          (762)        (9,895)
                                                  --------       --------       --------       --------
     Total operating income (loss)                  11,582          3,853         27,773         (1,607)
  Interest expense                                  (9,594)        (9,195)       (29,317)       (27,217)
  Interest income                                       14             48            167            355
  Other income, net                                     25          9,937           (327)        10,230
                                                  --------       --------       --------       --------
    Income (loss) from continuing operations
      before income taxes                         $  2,027          4,643         (1,704)       (18,239)
                                                  ========       ========       ========       ========
Income (loss) before extraordinary item and
 discontinued operations                          $  4,917          5,542         (3,079)        (9,972)
                                                  ========       ========       ========       ========

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000


        A summary of identifiable assets by segment follows (in thousands):

                                                            As of
                                                September 30,    December 31,
                                                    2000             1999
                                                 ---------        ---------
            Custom Assemblies                    $ 221,783           29,220
            Passive Components                      54,518           51,124
            Precision Stampings                     52,849           52,233
            Corporate                               38,598           33,275
                                                 ---------        ---------
               Total                             $ 367,748          165,852
                                                 =========        =========


       The significant increase in identifiable assets of Custom Assemblies relates to the acquisitions of TAT in February 2000 and Precision Cable in August 2000 (see Note 3).

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

(9)    Comprehensive Income
       --------------------

       Comprehensive income was $21,202,000 and $9,569,000 for the three-months ended September 30, 2000 and 1999, respectively, consisting of foreign currency translation income (loss) totaling ($249,000) and $308,000, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was $66,472,000 and $7,009,000, respectively, consisting of foreign currency translation losses totaling ($655,000) and ($3,000), respectively.

(10)   Related Party Transactions
       --------------------------

       The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") advisory and retainer fees of $104,000 and $75,000 year to date September 30, 2000 and $500,000 and $110,000 year to date September 30, 1999. The Company had a payable to DLJSC for retainer fees related to investment banking services of $225,000 at September 30, 2000 and 1999. In the first quarter of 1999, the Company received from DLJSC $2,032,000 for funds deposited in excess of the retired 10 1/4% Notes, which had been included in "Receivables from related parties" at December 31, 1998.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000




(11)   Guarantor Subsidiaries
       ----------------------

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

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(11)   Guarantor Subsidiaries (continued)
       ----------------------

                                                         Condensed Consolidating Balance Sheet (in thousands)
                                  -------------------------------------------------------------------------------------------------
                                                  September 30, 2000                               December 31, 1999
                                  -----------------------------------------------    ----------------------------------------------
                                                              Non-                                              Non-
                                   Insilco    Guarantors  Guarantors   Consolidated   Insilco    Guarantors  Guarantors Consolidated
                                  ---------    ---------   ---------    ---------    ---------    ---------   ---------   ---------
Assets:
Current assets:
Cash and cash equivalents         $  16,608          993         (44)      17,557        4,625        1,287         468       6,380
Accounts receivable                     607       56,389      19,389       76,385           24       39,772         412      40,208
Inventories                            --         51,283       8,576       59,859         --         34,900        --        34,900
Deferred taxes                        9,572         --          --          9,572        9,603         --          --         9,603
Net assets of discontinued
   operations                          --           --          --           --           --         91,356      16,282     107,638
Prepaid expenses and other              443        7,118          39        7,600          410        1,654           2       2,066
                                  ---------    ---------   ---------    ---------    ---------    ---------   ---------   ---------
   Total current assets              27,230      115,783      27,960      170,973       14,662      168,969      17,164     200,795

Property, plant and equipment, net       66       54,111       1,681       55,858          124       49,431        --        49,555
Deferred taxes                         --           --          --           --          3,751          101        --         3,852
Other assets and deferred charges    11,052       44,766      85,099      140,917       14,769        4,519        --        19,288
                                  ---------    ---------   ---------    ---------    ---------    ---------   ---------   ---------
   Total assets                   $  38,348      214,660     114,740      367,748       33,306      223,020      17,164     273,490
                                  =========    =========   =========    =========    =========    =========   =========   =========
Liabilities and Stockholder's
  Equity  (Deficit)
Current liabilities:
Current portion of long-term debt $   4,750          126        --          4,876        1,250           16        --         1,266
Accounts payable                      1,488       33,965       5,165       40,618         --         20,164        --        20,164
Accrued expenses and other           30,445       18,817      16,074       65,336       12,792       13,735         447      26,974
                                  ---------    ---------   ---------    ---------    ---------    ---------   ---------   ---------
   Total current liabilities         36,683       52,908      21,239      110,830       14,042       33,915         447      48,404

Long-term debt, less current
   portion                          185,049          301      90,000      275,350      317,656          182        --       317,838
Other long-term obligations,
   excluding current portion, and
   minority interest                 37,808        1,839        --         39,647       17,259       13,757        --        31,016
Intercompany payable                (44,736)      60,731     (15,543)         452     (103,825)      91,127      13,933       1,235
                                  ---------    ---------   ---------    ---------    ---------    ---------   ---------   ---------
   Total liabilities                214,804      115,779      95,696      426,279      245,132      138,981      14,380     398,493

Stockholder's equity (deficit)     (176,456)      98,881      19,044      (58,531)    (211,826)      84,039       2,784    (125,003)
                                  ---------    ---------   ---------    ---------    ---------    ---------   ---------   ---------
Total liabilities and
   stockholder's equity (deficit) $  38,348      214,660     114,740      367,748       33,306      223,020      17,164     273,490
                                  =========    =========   =========    =========    =========    =========   =========   =========

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(11)   Guarantor Subsidiaries (continued)
       ----------------------


                                                   Condensed Consolidating Statement of Operations (in thousands)
                                    ------------------------------------------------------------------------------------
                                      Three Months Ended September 30, 2000       Three Months Ended September 30, 1999
                                    ----------------------------------------    ----------------------------------------
                                                            Non-                                       Non-
                                    Insilco  Guarantors Guarantors Consolidated Insilco  Guarantors Guarantors Consolidated
                                    -------    -------    -------    -------    -------    -------    -------    -------
Sales                               $  --       70,167     29,343     99,510       --       62,054       --       62,054
Cost of products sold                  --       52,992     17,511     70,503       (100)    46,896       --       46,796
Depreciation and amortization             7      2,624      1,076      3,707          9      2,532       --        2,541
Selling, general and
  administrative expenses             1,077      7,875      4,766     13,718      1,208      7,103         18      8,329
Restructuring charge                   --         --         --         --          535       --         --          535
                                    -------    -------    -------    -------    -------    -------    -------    -------

Operating income (loss)              (1,084)     6,676      5,990     11,582     (1,652)     5,523        (18)     3,853

Other income (expense):
  Interest expense                   (7,321)       (17)    (2,256)    (9,594)    (9,197)         2       --       (9,195)
  Interest income                       (39)         2         51         14         21         25          2         48
  Other income, net                     251       (227)         1         25      9,466        471       --        9,937
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) before income
    taxes                            (8,193)     6,434      3,786      2,027     (1,362)     6,021        (16)     4,643
Income tax benefit (expense)          8,157     (2,887)    (2,380)     2,890      2,101     (1,202)      --          899
                                    -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) from continuing
    operations before
    extraordinary item and
    discontinued operations             (36)     3,547      1,406      4,917        739      4,819        (16)     5,542
                                    -------    -------    -------    -------    -------    -------    -------    -------
Extraordinary item, net of tax       (2,924)      --         --       (2,924)      --         --         --         --
                                    -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) before discontinued
    operations                       (2,960)     3,547      1,406      1,993        739      4,819        (16)     5,542
                                    -------    -------    -------    -------    -------    -------    -------    -------
Income from discontinued
   operations, net of tax              --       15,773      3,685     19,458       --        3,493        225      3,718
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Net income (loss)                 $(2,960)    19,320      5,091     21,451        739      8,312        209      9,260
                                    =======    =======    =======    =======    =======    =======    =======    =======


                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000

(11)   Guarantor Subsidiaries (continued)
       ----------------------

                                                   Condensed Consolidating Statement of Operations (in thousands)
                                      ---------------------------------------------------------------------------------------------
                                           Nine Months Ended September 30, 2000            Nine Months Ended September 30, 1999
                                      --------------------------------------------    ---------------------------------------------
                                                                Non-                                            Non-
                                      Insilco    Guarantors  Guarantors Consolidated  Insilco    Guarantors  Guarantors Consolidated
                                      --------    --------    --------    --------    --------    --------    --------    --------
Sales                                 $   --       196,319      73,860     270,179        --       188,230        --       188,230
Cost of products sold                     --       148,453      45,914     194,367        --       145,093        --       145,093
Depreciation and amortization               20       7,688       2,678      10,386          41       7,664        --         7,705
Selling, general and administrative
  expenses                               3,641      22,223      11,789      37,653       7,495      23,573          34      31,102
Restructuring charge                      --          --          --          --         3,450       2,487        --         5,937
                                      --------    --------    --------    --------    --------    --------    --------    --------
Operating income (loss)                 (3,661)     17,955      13,479      27,773     (10,986)      9,413         (34)     (1,607)
Other income (expense):
  Interest expense                     (23,358)        (37)     (5,922)    (29,317)    (27,206)        (11)       --       (27,217)
  Interest income                           21          36         110         167         298          54           3         355
  Other income, net                        266        (553)        (40)       (327)      9,588         640           2      10,230
                                      --------    --------    --------    --------    --------    --------    --------    --------
  Income (loss) before income taxes    (26,732)     17,401       7,627      (1,704)    (28,306)     10,096         (29)    (18,239)
Income tax benefit (expense)            11,918      (9,519)     (3,774)     (1,375)     10,079      (1,812)       --         8,267
                                      --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) from continuing
    operations before extraordinary
    item and discontinued operations   (14,814)      7,882       3,853      (3,079)    (18,227)      8,284         (29)     (9,972)
                                      --------    --------    --------    --------    --------    --------    --------    --------
Extraordinary item, net of tax          (2,924)       --          --        (2,924)       --          --          --          --
                                      --------    --------    --------    --------    --------    --------    --------    --------

  Income (loss) before
    discontinued operations            (17,738)      7,882       3,853      (6,003)    (18,227)      8,284         (29)     (9,972)
                                      --------    --------    --------    --------    --------    --------    --------    --------
Income from discontinued
   operations, net of tax                 --        68,487       4,643      73,130        --        16,188         797      16,985
                                      --------    --------    --------    --------    --------    --------    --------    --------

  Net income (loss)                   $(17,738)     76,369       8,496      67,127     (18,227)     24,472         768       7,013
                                      ========    ========    ========    ========    ========    ========    ========    ========

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000



(11)  Guarantor Subsidiaries (continued)
      ----------------------

                        Condensed Statement of Cash Flows
                  For the Nine Months Ended September 30, 2000
                                 (In thousands)


                                                    Insilco       Guarantors     Non-Guarantors  Consolidated
                                                   ---------       ---------       ---------       ---------
Net cash provided by (used in)
   operating activities                            $ (73,186)         43,319          28,873            (994)
                                                   ---------       ---------       ---------       ---------

Cash flows provided by (used in)
 investing activities:
   Other investing activities                           --               319            --               319
   Capital expenditures, net                             (11)         (5,855)           (208)         (6,074)
   Acquisitions, net of cash acquired               (145,333)           --           (10,860)       (156,193)
   Discontinued operations:
     Proceeds from sale                              202,343            --            15,000         217,343
     Capital expenditures                               --            (5,146)           (195)         (5,341)
                                                   ---------       ---------       ---------       ---------
   Net cash provided by (used in)
      investing activities                            56,999         (10,682)          3,737          50,054
                                                   ---------       ---------       ---------       ---------

Cash flows provided by (used in)
  financing activities:
      Proceeds from (payments on) long-term debt      39,939             (21)           --            39,918
      Loan to Insilco Holding Co.                       (783)           --              --              (783)
      Capital transactions                            (6,810)           --             6,810            --
      Payments on revolving credit facility          (77,027)           --              --           (77,027)
      Transfers from parent                           72,851         (32,910)        (39,941)           --
                                                   ---------       ---------       ---------       ---------
       Net cash provided by (used in)
          financing activities                        28,170         (32,931)        (33,131)        (37,892)
                                                   ---------       ---------       ---------       ---------

Effect of exchange rates on cash                        --              --                 9               9
                                                   ---------       ---------       ---------       ---------
Net increase (decrease) in cash
   and cash equivalents                               11,983            (294)           (512)         11,177
Cash and cash equivalents at
   beginning of the period                             4,625           1,287             468           6,380
                                                   ---------       ---------       ---------       ---------
Cash and cash equivalents
    at end of the period                           $  16,608             993             (44)         17,557
                                                   =========       =========       =========       =========

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000


(11)  Guarantor Subsidiaries (continued)
      ----------------------

                        Condensed Statement of Cash Flows
                      Nine Months Ended September 30, 1999
                                 (In thousands)

                                                      Insilco       Guarantors   Non-Guarantors  Consolidated
                                                      --------       --------       --------       --------
Net cash provided by (used in)
  operating activities                                $(24,430)           624            281        (23,525)
                                                      --------       --------       --------       --------

Cash flows used in investing activities:
  Other investing activities                              --                1           --                1
  Capital expenditures, net                                 (9)        (5,138)          --           (5,147)
  Proceeds from disposal                                18,115           --             --           18,115
  Acquisition, net of cash acquired                    (25,340)          --             --          (25,340)
  Discontinued operations                                 --           (4,828)          (759)        (5,587)
                                                      --------       --------       --------       --------
  Net cash used in investing activities                 (7,234)        (9,965)          (759)       (17,958)
                                                      --------       --------       --------       --------

Cash flows provided by financing activities
      Repayment of long term debt                       (4,627)           (12)          --           (4,639)
      Loan to Insilco Holding Co.                       (2,311)          --             --           (2,311)
      Proceeds from revolving credit facility           52,343           --             --           52,343
      Return of excess funds deposited for
        retirement of 10 1/4% bonds                      2,032           --             --            2,032
      Proceed from sale of minority interest               100           --             --              100
      Payment of prepetition liabilities                (1,086)          --             --           (1,086)
      Retirement of 10 1/4% Bonds                       (1,526)          --             --           (1,526)
      Intercompany transfer of funds                    (9,389)         8,630            759           --
                                                      --------       --------       --------       --------
       Net cash provided by financing activities        35,536          8,618            759         44,913
                                                      --------       --------       --------       --------
Effect of exchange rate changes on cash                   --             --               10             10
                                                      --------       --------       --------       --------

Net increase (decrease) in cash
  and cash equivalents                                   3,872           (723)           291          3,440
Cash and cash equivalents at
  beginning of the period                                6,472          1,082             82          7,636
                                                      --------       --------       --------       --------
Cash and cash equivalents
   at end of the period                               $ 10,344            359            373         11,076
                                                      ========       ========       ========       ========

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2000


(12)     Restructuring and Plant Closing Costs
         -------------------------------------

         During the year ended December 31, 1999, the Company reduced its corporate staff and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

         As of September 30, 2000, the Company had an accrual of $420,000 relating to these restructuring charges, which is included in accrued expenses and other on the balance sheet. A summary of the accrual is as follows (in thousands):

                                                        As of                            As of
                                                     December 31,        Cash         September 30,
                                                         1999           Outlays           2000
                                                      ----------      ----------       ----------
         Restructuring charges:
            Employee separations                      $      699            (534)             165
            Other exit costs                                 309            (104)             205
            Remaining noncancellable lease costs             442            (392)              50
                                                      ----------      ----------       ----------
              Restructuring costs                     $    1,450          (1,030)             420
                                                      ==========      ==========       ==========

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDER
INSILCO TECHNOLOGIES, INC.:

We have reviewed the condensed consolidated balance sheet of Insilco Technologies, Inc. (formerly Insilco Corporation) and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Insilco Technologies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Columbus, Ohio
November 3, 2000                                              KPMG LLP

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                    OVERVIEW

Our condensed consolidated results of the three-month and nine-month periods ended September 30, 1999 and 2000, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999 and in Notes 2 and 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on our management's approach to decision making and is consistent with the basis and manner in which they internally disaggregate financial information for the purposes of assisting them in making such decisions. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for summary financial information by business segment.



                       CONSOLIDATED RESULTS OF OPERATIONS

As a result of their respective sales, we have reported our specialty publishing and automotive segments as discontinued operations and therefore the results of these segments are not included in consolidated sales, EBITDA, or operating income. Our consolidated results for 1999 do include the results of an Other Segment, which consisted of two business units, Romac Metals and McKenica that were divested in mid-1999.

In the third quarter of 2000, our consolidated net sales increased 60% to $99.5 million from $62.1 million recorded in the third quarter of 1999. For the first nine months of 2000, consolidated net sales of $270.2 million were $82.0 million, or 44% higher than the same period in 1999. Excluding sales from the divested Other Segment, which amounted to $3.2 million and $18.1 million in the third quarter and first nine months of 1999, respectively, consolidated net sales increased $40.6 million in the third quarter and $100.1 million in the first nine months of 2000 as compared to the same periods in 1999. The improved sales results reflect strong worldwide demand from optical and networking equipment manufacturers for custom assemblies and electronic components and our current year acquisitions of two custom assembly businesses, which accounted for $37.4 million and $82.0 million in new revenues in the third quarter and first nine months of 2000, respectively. Revenue by segment in the third quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased 193% and 171% reflecting new revenues from our acquisition of TAT on February 11, 2000 and of Precision Cable Manufacturing on August 25, 2000, as well as higher domestic sales.
o Passive Components increased 31% and 18% due to strong sales of high-speed data grade connectors and our new MagJack product line, which combines high-speed modular connector technology with discrete magnetic technology.
o Precision Stampings decreased 4% and increased 9%, the year-to-date increase includes approximately $2.3 million of new revenues from our acquisition of EFI on January 25, 1999.

For the current quarter, our EBITDA increased 115% to $15.4 million, compared to $7.2 million recorded in the third quarter of 1999. For the first nine months of 2000, EBITDA of $39.4 million was $20.9 million, or 113% higher than the same period in 1999. A favorable sales mix for higher-margin data grade connector products, improved margins on precision stampings, the contributions from our current year acquisitions, and lower corporate expenses all contributed to the strong EBITDA performance. Partially offsetting these gains was the missing EBITDA from the divested Other Segment, which amounted to $0.2 million and $1.1 million in the third quarter and first nine months of 1999, respectively. EBITDA by segment in the third quarter and year-to-date, respectively, was as follows:

o Custom Assemblies increased $7.2 million and $16.6 million reflecting the contribution of our recent acquisitions and incremental earnings on higher domestic sales. EBITDA margins for the quarter and year-to-date improved to 17.1% from 10.0% and to 15.9% from 8.9%, respectively.
o Passive Components increased $1.2 million and $2.3 million due to strong sales of high-speed data grade connectors and strong market fundamentals in the electronic component industry. EBITDA margins for the quarter and year-to-date increased slightly to 16.8% from 16.6% and to 17.2% from 16.8%, respectively.
o Precision Stampings had little change in EBITDA from that of the third quarter 1999. Year to date EBITDA increased $1.5 million, reflecting the incremental earnings on higher sales and cost reduction initiatives. In addition, the year-to-date increase includes approximately $0.2 million from our acquisition of EFI. EBITDA margins for the quarter and year-to-date improved to 14.7% from 14.2% and to 13.8% from 12.4%, respectively.
Operating income for the third quarter of 2000 increased to $11.6 million, from $3.9 million recorded in the third quarter of 1999. For the first nine months of 2000, operating income increased to $27.8 million, from a loss of $1.6 million recorded in the same period in 1999. These increases are due to the increase in EBITDA and lower legal, severance and write-down expenses as we have completed our initiatives to restructure, reorganize and close certain businesses, operations, and functions of the corporate office. Depreciation and amortization expenses increased in the third quarter of 2000 and in the first nine months of 2000 as a result of our recent acquisitions.

Our income from continuing operations before income taxes decreased $2.6 million to $2.0 million in the third quarter of 2000 from $4.6 million recorded in the third quarter of 1999. The decrease can be attributable to the one-time gain realized on the sale of Romac Metals, which accounted for $9.9 million in other income for the third quarter 1999. For the first nine months of 2000, the loss from continuing operations before income taxes was $1.7 million compared to a loss of $18.2 million for the same period in 1999. The improvement during this period reflects the higher operating income, and the lack of the large restructuring charges incurred in 1999. Income from continuing operations was also impacted by increases in interest expense reflecting higher short-term borrowing rates and borrowings to finance our acquisition activities. For the current quarter, our interest expense was $9.6 million compared to $9.2 million recorded in the third quarter of 1999. For the first nine months of 2000, interest expense was $29.3 million compared to $27.2 million for the same period in 1999.

In the third quarter of 2000, we recorded an income tax benefit of $2.9 million as opposed to an income tax benefit of $0.9 million in the third quarter of 1999. For the first nine months of 2000, we recorded an income tax expense of $1.4 million compared to a benefit of $8.3 million for the same period in 1999. These increases reflect differences in the tax deductibility of certain expenses, and the improved earnings performance.

We incurred a $2.9 million extraordinary item relating to the write-off of unamortized 1998 debt issuance costs as a result of restructuring our Bank Credit Facility. See "Liquidity and Capital Resources" in this section.

On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" for net proceeds of $144.5 million. On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. As a result of these transactions, we recorded income from discontinued operations of $19.5 million for the third quarter of 2000 and $3.7 million for the third quarter of 1999. We recorded income from discontinued operations of $73.1 million and $17.0 million for the first nine months of 2000 and for the same period in 1999, respectively.

After accounting for the extraordinary item and discontinued operations, net income was $21.4 million for the current quarter compared to $9.3 million recorded in the third quarter of 1999. For the first nine months of 2000, net income was $67.1 million compared to a net income of $7.0 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a use of $1.0 million for the nine-month period ended September 30, 2000 as compared to a use of $23.5 million for the same period in 1999. The decrease in net cash used in operating activities reflects the increase in earnings. Through the first nine months of 2000, we paid $14.4 million in interest on our 12% Senior Subordinated Notes due 2007.

Capital expenditures for the first nine months of 2000 were $1.0 million more than the comparable period of 1999 ($6.1 million versus $5.1 million). Capital spending allocations during the current period by segment were 28% to Custom Assemblies, 26% to Passive Components, and 46% to Precision Stampings.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under the revolving and term credit facilities.

On February 17, 2000, we purchased TAT Technology for $91.2 million, using $90.0 million of borrowings from the term loan facility and $1.2 million from the revolving credit facility. On April 5, 2000, we paid $10.9 million in post closing adjustments to the previous owners of TAT out of cash acquired in the acquisition and borrowings under the revolving credit facility.

On August 25, 2000, we sold our "Automotive Businesses" for net proceeds of $144.5 million. Proceeds from the sale were used to reduce our borrowings under Insilco Technologies' revolving and term credit facility. We also amended our Bank Credit Facility to include a $35.0 million Term A facility, a $125.0 million Term B facility, and a $50.0 million undrawn revolving credit facility. We also have the ability to increase the total of these facilities by an additional $25.0 million. The Term A Facility is subject to mandatory quarterly prepayments in each of its six years as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $312,500 for the first six years and quarterly payments of $29.4 million in the seventh year. Proceeds from the amended Bank Credit Facility were used to payoff outstanding balances of the previous Bank Credit Facility and to acquire Precision Cable Manufacturing for $55.6 million, including an estimated working capital adjustment. Precision is a Rockwall, Texas-based provider of custom cable and wire assemblies primarily to the telecommunications industry.

We expect our principal sources of liquidity to be from our operating activities and funding from our senior credit facilities. We expect that these sources will enable us to meet our cash requirements for working capital, capital expenditures, interest, taxes, and debt repayments and to execute our acquisition strategies for the foreseeable future.

As of September 30, 2000, our stockholders' deficit totaled $58.5 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of September 30, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the third quarter of 2000, we had $160.0 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.9 million. As of September 2000 we had no interest rate derivative instruments in place for managing interest rate risks.


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

                A report, dated August 25, 2000 on Form 8-K was filed with the SEC on September 7, 2000, pursuant to Items 2, 5 and 7 of that form.

                A report, dated November 7, 2000 on Form 8-K was filed with the SEC on November 7, 2000, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INSILCO TECHNOLOGIES, INC.


Date:   November 14, 2000                 By: /s/ MICHAEL R. ELIA
                                              --------------------
                                              Michael R. Elia
                                              Senior Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Secretary