Form 10-K405
period 2000-12-31
INSILCO TECHNOLOGIES INC
filed 2001-04-02
CIK 863204

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

                   for the Fiscal Year Ended December 31, 2000

                         Commission File number: 0-22098

                           INSILCO TECHNOLOGIES, INC.
                           --------------------------
             (Exact name for Registrant as specified in its charter)

           Delaware                                            No. 06-0635844
           --------                                            --------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

                       425 Metro Place North, Fifth Floor
                               Dublin, Ohio 43017
                               ------------------
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 792-0468
                                 --------------
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 16, 2001, 100 shares of common stock, $.001 par value, were outstanding. The registrant is a wholly owned subsidiary of Insilco Holding Co.

The registrant meets the conditions set forth in General Instruction I (i) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

TABLE OF CONTENTS
                                                                                                              Page
                                                                                                              ----
Part I


Item 1.         Business                                                                                         2

Item 2.         Properties                                                                                       8

Item 3.         Legal Proceedings                                                                                9

Item 4.         Submission of Matters to a Vote of Security Holders                                             10

Part II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters                       10

Item 6.         Selected Financial Data                                                                         11

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations           12

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                      19

Item 8.         Financial Statements and Supplementary Data                                                     19

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure            19

Part III

Item 10.        Directors and Executive Officers of the Registrant                                              20

Item 11.        Executive Compensation                                                                          20

Item 12.        Security Ownership of Certain Beneficial Owners and Management                                  20

Item 13.        Certain Relationships and Related Transactions                                                  20

Part IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                21

                Signatures                                                                                      25

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

                                     PART I

AS USED IN THIS ANNUAL REPORT ON FORM 10-K AND EXCEPT AS THE CONTEXT OTHERWISE MAY REQUIRE, THE TERMS "WE," "US," "OUR," "INSILCO" OR THE "COMPANY" MEANS INSILCO TECHNOLOGIES, INC. AND ALL ENTITIES OWNED OR CONTROLLED BY US, EXCEPT WHERE IT IS MADE CLEAR THAT THE TERM ONLY MEANS INSILCO TECHNOLOGIES, INC.

ITEM 1. BUSINESS
----------------

                                   THE COMPANY

OVERVIEW

We are Insilco Technologies, Inc., formerly Insilco Corporation. We are a Delaware corporation originally incorporated in New Jersey in 1898 and a wholly-owned subsidiary of Insilco Holding Co. ("Holdings"). We manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets. We own and operate a number of subsidiaries and report our financial results through three primary product line segments: Custom Assemblies, Passive Components, and Precision Stampings. The percentage of our total net sales for each of these segments over the last three fiscal years is:

                                    1998           1999          2000
                                    ----           ----          ----

Custom Assemblies                      26%            27%           51%
Passive Components                     40%            36%           28%
Precision Stampings                    20%            30%           21%
Other (1)                              14%             7%            0%
                               ------------  ------------- -------------
           Total                      100%           100%          100%
                               ============  ============= =============


(1) Our Other segment includes two businesses, a manufacturer of machinery and equipment for the heat exchanger market and a welded stainless steel tubing manufacturer, which were divested in 1999.

On August 17, 1998, our management, Holdings, and Silkworm Acquisition Corporation ("Silkworm"), an affiliate of DLJ Merchant Banking Partners, II, L.P. ("DLJMB"), completed a series of merger transactions (see Note 1 to our Consolidated Financial Statements). As a result, we became a wholly owned subsidiary of Holdings and are included in Holdings' consolidated financial statements and are a part of Holdings' consolidated group for tax purposes.

On January 25, 1999, we purchased the stock of Eyelets for Industries, Inc. ("EFI"), a precision stamping operation with facilities in Connecticut and Texas. EFI is included in our Precision Stamping segment.

On June 30, 1999, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market. McKenica was included in our Other segment.

On August 23, 1999, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina. Romac was included in our Other segment.

On February 11, 2000, we sold our Taylor Publishing Company, which designed and printed student yearbooks. Taylor represented our discontinued Specialty Publishing segment.

On February 17, 2000, we acquired the stock of T.A.T. Technologies, or TAT. TAT, headquartered in Montreal, Canada, designs and provides custom wire and cable assemblies, and door, panel and electromechanical assemblies to telecommunication equipment manufacturers. TAT is included in our Custom Assembly segment.

On August 25, 2000, we purchased Precision Cable Manufacturing, or PCM. PCM is headquartered in Rockwall, Texas, and is a cable and wire assembly provider primarily to the telecommunications industry. PCM is included in our Custom Assembly segment. Also on August 25, 2000, we, through Holdings, sold our "Automotive Businesses" to Holdings' majority shareholders. These "Automotive Businesses", which previously comprised our now discontinued Automotive Components segment, manufactured, sold and distributed tubing and heat exchanger products and transmission and suspension components. (See further discussions in Note 1 of the Notes to Consolidated Financial Statements.)

On January 10, 2001, we acquired the stock of InNet Technologies, Inc., or InNet. InNet is headquartered in San Diego, California, and is a designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. InNet will be included in our Passive Components segment. (See further discussion in Note 18 of the Notes to the Consolidated Financial Statements.)

Our principal executive offices are located at 425 Metro Place North, Fifth floor, Dublin, Ohio 43017, and our telephone number is (614) 792-0468.

CUSTOM ASSEMBLIES

The Custom Assemblies segment consists of three operating units: Escod Industries, or Escod, a division of our Company, TAT Technologies, which was purchased on February 17, 2000, and Precision Cable Manufacturing, which was purchased on August 25, 2000. Through these businesses, we design, engineer and manufacturer custom cable assemblies and electromechanical assemblies primarily for original telecommunications equipment manufacturers, or OTEMs, and their electronic manufacturing service, or EMS, providers. Our customers' end products are used primarily in the data communications and telecommunications industries. Therefore, the demand for our products depends on the demand for our customers' end products and our customers' utilization of their own production sites and their EMS providers.

The cable assembly industry is highly fragmented and competition in our markets is based primarily on price and on responsiveness to customers' needs, product quality and proximity to customers. Cable assemblies are found in a broad range of electronic equipment, including computers and related peripherals, network bridges and routers, telephone switching equipment, central offices and electrical controls. These products are assembled from bulk, coaxial, fiber optic or other cables and discrete wire and various electronic connectors that are attached to one or more cable ends. We offer customers sophisticated in-house product design and technical support capabilities, including support teams that work closely with the customer through all stages of product planning and production.

We believe there is a growing trend toward outsourcing, which is fueled by a growing trend among high-technology companies to outsource their cable assembly needs to contract manufacturers. These companies are particularly seeking to consolidate their supplier base, reduce inventories and improve inventory management, reduce component costs, increase flexibility, and improve component product quality and technical support.

Our close proximity and coordination with customers, adherence to strict quality control standards and our investment in production facilities and equipment help us attract and retain our customer base. We have developed long-term relationships with a select group of OTEMs and their EMS providers in the data processing and telecommunications industries to provide custom cable and other electronic assemblies.

Although we provide custom assembly services to medical, global-positioning, and industrial original equipment manufacturers, OTEMs account for the bulk of the sales in this segment. Moreover, two OTEMs directly or indirectly accounted for approximately 45% of our cable and wire assembly revenues in 1998, 51% in 1999 and 61% in 2000. Because of our dependence on these two major customers, revenue and EBITDA associated with this segment are sensitive to changes in demand from these customers. In addition, due to the nature of customers' end products and their product life cycles and the various cost structures and utilization of our locations, EBITDA margins can vary greatly between locations. During 2000, one location accounted for approximately 76% of the total EBITDA of this segment.

We provide services and manufacture approximately 7,500 different types of assemblies through our manufacturing facilities in North Carolina, South Carolina, Florida, Texas, Mexico, Ireland, Canada and Northern Ireland. As of December 31, 2000, we had 2,137 employees in this business unit.

PASSIVE COMPONENTS

Our Passive Components segment consists of two business units: Signal Transformer, or Signal, and Stewart Connector Systems, or SCS. The businesses in this segment provide products and services for OTEMs, EMS providers, and industrial original equipment manufacturers, or OEMs. Our products in this segment include transformers and data-grade connectors used in a broad range of applications, including network servers, computers and related peripherals, network bridges and routers, telephone switching equipment, home and retail security systems, medical instrumentation, gaming and entertainment, and process controls. We expanded our product capabilities in this segment with our acquisition of InNet on January 10, 2001. InNet is a designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications OEMs.

TRANSFORMERS: Through the Signal business unit, we design, manufacture and distribute globally 50/60 megahertz and heavy power transformers, as well as high frequency and planar transformers for the telecommunications, data transmission, electronics and home and retail security markets. Our PRONTO Shipment Program offers 24 hour delivery of over 1,000 different transformer models, which are stocked for immediate delivery. Our certified testing lab is a substitute for the approval processes of global standards agencies enabling us to reduce our time for new product introductions.

The transformer industry is highly fragmented with a major portion of production remaining captive within OEMs. We have numerous competitors, including both domestic and foreign manufacturers. Competition in our markets is based primarily on price engineering, quick delivery, and product quality. Transformers are found in a broad range of electronic products and end-use markets. These products are used to control current flow in a circuit. Transformers are somewhat of a more complex inductor device, consisting of two or more coils coupled together, designed to transmit energy from one circuit to another via mutual induction.

We market our products directly, utilizing catalogs and print advertising. We also market our products indirectly through selective independent sales representatives in targeted regions of the country. We have a customer base of over 9,000 accounts, consisting of both OEMs and after-market resellers.

We have production facilities located in the Dominican Republic, Puerto Rico, Mexico, and New York. As of December 31, 2000, we had 812 employees in this business unit.

DATA-GRADE CONNECTORS AND INTEGRATED MAGNETIC COMPONENTS: Through the SCS business unit, we design and manufacture specialized high speed data connector systems, including modular plugs, modular jacks, shielded and non-shielded specialized connectors, and integrated magnetic components.

We have numerous domestic and foreign competitors, some of which have substantially more resources than we have. Competition is based principally on price with respect to older product lines and on technology and product features for newer products. Competition for newer products is also based, to a lesser extent, on patent protection.

We sell our products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. We also maintain direct sales offices (and to a lesser extent, distribution operations) in Japan, Hong Kong and Germany. We sold 36% in 1998, 44% in 1999 and 32% in 2000 of these products to foreign markets.

We manufacture our products through our manufacturing facilities in Pennsylvania and Mexico. As of December 31, 2000, we had 1,023 employees in this business unit.

PRECISION STAMPINGS

Through our Precision Stampings segment, we design and manufacture precision stampings and wireformed parts for use in electrical devices such as circuit breakers, electric fuses, lighting and process controls and the electronics industry, including passive components such as capacitor cans and connector contacts. We sell our products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. We manufacture our products in our facilities in New York, Connecticut and Texas.

We sell products to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. One electrical products customer, directly or indirectly, accounted for approximately 22% of our Precision Stampings revenues in 1998, 13% in 1999 and 11% in 2000.

Our competitors in each of our product lines are numerous. In the case of metal stampings, our own customers are competitors. These competitors, however, have traditionally focused away from the highly customized products and services that we provide.

In January 1999, we acquired Eyelets for Industry to expand our production capabilities to deep drawn and wireformed parts. This business was combined with our existing stamping operations and we consolidated duplicate El Paso operations, which eliminated one facility. We now operate our Precision Stampings businesses under the name StewartEFI. As of December 31, 2000, we had 482 employees in this business unit.

DIVESTED BUSINESSES

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

On August 25, 2000, through Holdings, we sold our "Automotive Businesses" to Holdings' majority shareholders. More information on this sale is provided in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

For further discussion on all divested businesses, see Note 1 of the Notes to the Consolidated Financial Statements.

PATENTS AND TRADEMARKS

We hold patents or trademarks in most of our businesses that have expiration dates ranging from 2001 to 2019. We expect to maintain such patents and to renew them prior to expiration. We do not believe the expiration of any one of our patents will have material adverse effect on any of our businesses.

RAW MATERIALS AND SUPPLIES

We rely on the following principal raw materials and supplies for the day-to-day production of our products

     o   Copper wire;
     o   steel;
     o   brass;
     o   aluminum;
     o   plastics;
     o   ceramics; and
     o   precious metals.

We purchase these materials and supplies on the open market to meet current requirements. We believe these sources of supply are adequate for our needs and anticipate no difficulty in receiving any of our needed raw materials and supplies.

BACKLOG

Our backlog by business segment, which we believed to be firm at December 31, 1999 and 2000, is as follows (in thousands):

                                          December 31,
                                     -------------------
                                       1999        2000
                                       ----        ----
Custom Assemblies                    $ 6,785      40,321
Passive Components                    16,474      21,984
Precision Stampings                   35,197      41,161
                                     -------     -------
       Total                         $58,456     103,466
                                     =======     =======

We believe that approximately all of our 2000 backlog will be filled in 2001.

EMPLOYEES AND LABOR RELATIONS

At December 31, 2000, we employed approximately 4,472 people on a full-time basis. Approximately 584, or 13%, of these employees were covered by collective bargaining agreements with various unions. The largest collective bargaining unit covers approximately 272 employees. We consider relations with our employees to be good.

We have defined benefit and defined contribution pension plans covering substantially all employees. For information regarding defined benefit pension plans, see Note 11 to the Consolidated Financial Statements.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

Our manufacturing operations are subject to extensive federal, state and local environmental laws and regulations. We generate a variety of waste materials including cooling oils, degreasing agents, etching acids, chemicals from plating and trimming operations, and metals scraps from stamping operations. We use offsite disposal facilities owned by third parties to dispose of these wastes and we do not store any waste to the extent such storage would require obtaining a permit. We do not treat, store or dispose of waste for others. We obtain permits, where required, to operate all of our facilities. These permits may be subject to revocation or modification.

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

During our bankruptcy reorganization, we settled all claims of the United States relating to our pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. This settlement (1) discharged us from contribution claims of the United States at a number of hazardous waste sites, (2) protects us from contribution claims of the remaining potentially responsible parties, (3) limits the amount we may be required to pay the United States in any one year on pre-petition claims, and (4) provides that any such payment may be made in cash or, at our option, common stock valued at 30% of the allowed claim.

We are also currently engaged in clean up programs at sites located in Newtown, Connecticut; Thomaston, Connecticut; and Mount Vernon, New York. We have established what we believe are appropriate reserves for anticipated remedial obligations. Because of the establishment of these reserves and our settlements with the United States, we do not believe that environmental compliance or remedial requirements are likely to have a material adverse effect on our results of operations or financial position.

FINANCIAL INFORMATION ABOUT EXPORT SALES

Our export sales have been restated to exclude our discontinued operations. In 1998, our export sales were $35.9 million or 16% of consolidated sales. We exported $22.0 million to Europe, $8.4 million to Asia, $3.1 million to Canada and $0.8 million to Mexico. The remaining $1.6 million of export sales accounts for the rest of the world. In 1999, our export sales were $36.3 million or 15% of consolidated sales. We exported $23.8 million to Europe, $8.2 million to Asia, $2.8 million to Canada and $0.5 million to Mexico. The remaining $1.0 million of export sales accounts for the rest of the world. In 2000, our export sales were $59.1 million or 16% of consolidated sales. We exported $29.1 million to Europe, $21.5 million to Asia, $5.5 million to Canada and $1.3 million to Mexico. The remaining $1.7 million accounts for the rest of the world. Primarily, we conduct our transactions in U.S. currency.

ITEM 2. PROPERTIES
------------------

PROPERTIES

We manufacture our products in various locations, primarily in the United States. We believe that our facilities generally are well maintained and adequate for the purposes for which they are used. Our principal operating plants and offices at December 31, 2000, included the following properties:

                                                                                           Approximate              Terms of
Business Segment       Location                                Principal Use               Square Footage           Occupancy
----------------       --------                                -------------               --------------           ---------
Custom Assemblies      Morrisville, NC                         Office                               7,606           Leased
-----------------      N. Myrtle Beach, SC                     Office/Manufacturing                46,506           Owned
                       Lake Wales, FL                          Office/Manufacturing                42,000           Owned
                       Taylorsville, SC                        Office/Manufacturing                44,350           Owned
                       Loris, SC                               Office/Manufacturing                36,960           Owned
                       Loris, SC                               Office/Manufacturing                11,000           Leased
                       Winterhaven, FL                         Warehouse                            3,000           Leased
                       Galway, Ireland Carraoe County          Office/Manufacturing                25,000           Leased
                       Larne, Northern Ireland Antrim County   Manufacturing                       25,000           Owned
                       Rockwall, TX                            Office/Manufacturing                75,000           Owned
                       Rockwall, TX                            Office/Manufacturing                15,000           Leased
                       Reynosa, Mexico                         Office/Manufacturing                75,000           Leased
                       Montreal, Canada                        Office/Manufacturing                65,000           Leased

Passive Components     Inwood, NY                              Office/Manufacturing                39,361           Owned
------------------     St. Just, PR                            Office/Manufacturing                22,540           Leased
                       Itabo, Haina Dominican Rep.             Office/Manufacturing                60,118           Leased
                       Apodaca, N.L. Mexico                    Office/Manufacturing                50,000           Leased
                       Glen Rock, PA                           Office/Manufacturing                84,000           Owned
                       Essex, UK                               Office                                 485           Leased
                       Freidrichsdorf, Germany                 Office/Manufacturing                 9,460           Leased
                       Yokohama, Japan                         Office                               2,075           Leased
                       Cananea, Mexico                         Warehouse/Manufacturing             84,463           Leased
                       Hong Kong                               Office/Warehouse                     2,500           Leased

Precision Stampings    Yonkers, NY                             Office/Manufacturing               190,000           Owned
-------------------    El Paso, TX                             Office/Manufacturing               112,130           Leased
                       Thomaston, CT                           Office Manufacturing                73,598           Owned
                       Thomaston, CT                           Office/Manufacturing                20,200           Leased
                       Waterbury, CT                           Warehouse                           22,500           Leased

Corporate              Dublin, OH                              Office                               7,535           Leased
---------

Substantially all of our material domestic assets, including owned properties, are subject to major encumbrances securing our obligations under the Bank Credit Agreement.

We believe that all of our production facilities have additional production capacity.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

On January 14, 1997, Taylor sued one of our principal competitors in the yearbook business, Jostens, Inc. ("Jostens"), in the U.S. District Court for the Eastern District of Texas, alleging violations of the federal antitrust laws as well as various claims arising under state law. On May 13, 1998, the jury in the case returned a verdict in favor of Taylor, and, on June 12, 1998, the judge rendered his judgment in the amount of $25.2 million plus interest at an annual rate of 5.434%. On January 14, 1999, in response to a motion by Jostens, the judge entered an order vacating the jury verdict and granting judgment in Jostens' favor. Taylor appealed the final judgment, seeking reinstatement of the original judgment in Taylor's favor, to the United States Court of Appeals for the Fifth Circuit On July 10, 2000, the Fifth Circuit ruled against Taylor and affirmed the judgment in Jostens' favor. Taylor sought a hearing in the Fifth Circuit but was denied. We expect no recovery from Jostens in connection with this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

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

                                                      Low Sale       High Sale
                                                    -------------  -------------
1998:
-----
First Quarter                                            $32.000        $43.375
Second Quarter                                           $42.875        $44.625
Third Quarter (through August 17, 1998)                  $43.750        $45.000



On August 17, 1998, we completed a series of transactions. These transactions included, among other things, the formation by Holdings (then a wholly-owned subsidiary of our Company) of a wholly-owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into our Company (the "Reorganization Merger"), pursuant to which each of our stockholders had his or her shares of our Company converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became our parent.

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm, an affiliate of DLJMB, merged with and into Holdings (the "Merger", and together with the Reorganization Merger, the "Mergers") and each share of Holdings common stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings common stock. Thus, as a result of the Mergers, each of our stockholders, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings common stock.

Following the Mergers, (1) our existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings common stock; (2) DLJMB held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings common stock; (3) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings common stock;
(4) our management purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings common stock; and (5) we no longer had public equity securities.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth selected financial information (dollars in thousands) derived from our Consolidated Financial Statements.

                                                                               Year Ended December 31,
                                                       ---------------------------------------------------------------------
                                                          1996           1997           1998           1999           2000
                                                          ----           ----           ----           ----           ----
OPERATIONS DATA (1)
   Sales (net)                                         $ 224,105        236,172        220,939        248,042        370,848
   Depreciation and Amortization                           7,197          7,852          8,332         10,176         14,834
   Merger Expenses                                          --             --           20,890           --             --
   Restructuring charge                                     --             --             --            5,787           --
   Operating Income (loss)                                22,637         21,524         (9,413)           570         37,476
   Other Income
     Interest Expense                                    (17,773)       (19,924)       (28,575)       (36,452)       (38,271)
     Interest Income                                         666          2,779            933            391            391
     Other Income (expense), net                           5,197          1,078          3,101          9,993         (1,035)
   Income (loss) from continuing operations
     before discontinued operations, extraordinary
     items and income taxes                               10,727          5,457        (33,954)       (25,498)        (1,439)
   Income tax  benefit (expense)                          (3,303)        (1,968)         9,974         13,632          6,124
   Income (loss) from continuing operations
     before discontinued operations and
     extraordinary items                                   7,424          3,489        (23,980)       (11,866)         4,685
   Income from discontinued operations,
     net of tax                                           31,229         78,883         19,787         21,634         69,531
   Income (loss) before extraordinary items               38,653         82,372         (4,193)         9,768         74,216
   Extraordinary items, net of tax                          --             (728)        (5,888)          --           (3,064)
   Net Income (loss)                                      38,653         81,644        (10,081)         9,768         71,152

                                                                                As of December 31,
                                                       ---------------------------------------------------------------------
BALANCE SHEET DATA AT PERIOD END (1)                      1996           1997           1998           1999           2000
                                                          ----           ----           ----           ----           ----
   Working Capital                                     $ 118,571        119,817        137,812        149,898         57,500
   Total Assets                                          285,111        229,969        249,503        273,490        352,493
   Long-term Debt                                        160,637        256,631        312,409        319,104        284,692
   Other Long-term Liabilities                            22,915         26,160         29,063         30,916         22,242
   Stockholders' Equity (Deficit)                         33,405       (102,328)      (136,909)      (125,003)       (50,321)

                                                                               Year Ended December 31,
                                                       ---------------------------------------------------------------------
CASH FLOW DATA (1)                                        1996           1997           1998           1999           2000
                                                          ----           ----           ----           ----           ----
   Net cash provided by operating activities           $  55,423         44,723          3,070         13,048         15,987
   Net cash provided by (used in)
     investing activities                                (29,783)        95,217        (22,432)       (23,305)        46,050
   Net cash provided by (used in)
     financing activities                                (32,053)      (133,256)        16,881          9,016        (40,210)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

                                    OVERVIEW

We consummated several material transactions in 1998, 1999 and 2000 that resulted in significant changes to our debt and capital structure. A summary of these transactions is as follows:

1998

THE MERGERS: On August 17, 1998, Holdings completed a series of mergers and transactions reorganizing our corporate structure. After the reorganization, Holdings became our parent and the parent of all our subsidiaries. Pursuant to the reorganization plan each of our stockholders converted his or her shares into shares of Holdings and the right to receive $0.01 per share in cash. Promptly following the reorganization, Silkworm Acquisition Corporation, an affiliate of DLJMB, merged with and into Holdings.

THE MERGER FINANCING: Holdings financed the foregoing transactions with approximately $204.4 million of cash from: (1) gross proceeds of approximately $70.2 million from the issuance of 14% Senior Discount Notes, (2) the issuance of 1,245,138 shares of common stock for approximately $56.1 million, (3) the issuance of 1,400,000 shares of the PIK Preferred Stock for $35.0 million and
(4) approximately $43.1 million of new borrowings under our existing credit facility.

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

1999

DIVESTITURES: On July 16, 1999, we sold certain assets and intellectual property relating to our heat exchanger machinery and equipment business (McKenica).

On August 20, 1999, we sold the assets of our welded stainless steel tubing business (Romac).

ACQUISITIONS: On January 25, 1999, we purchased the stock of EFI, a precision-stamping manufacturer.

2000

DIVESTITURES: On February 11, 2000, we sold our specialty publishing business, Taylor Publishing Company, to TP Acquisition Corp., a wholly owned subsidiary of Castle Harlan Partners III, L.P. Our accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Specialty Publishing Business as a discontinued operation.

On August 25, 2000, through Holdings, we sold our "Automotive Businesses", which manufactured, sold and distributed tubing and heat exchanger products and transmission and suspension components to Holdings' majority shareholders. These "Automotive Businesses" previously comprised our Automotive Components segment. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation.

ACQUISITIONS: On February 17, 2000, we executed a definitive agreement to purchase 9011-7243 Quebec, Inc., known as TAT Technologies. TAT Technologies, is a Montreal-based provider of cable and wire assemblies.

On August 25, 2000, we purchased Precision Cable Manufacturing (Precision) a Rockwall, Texas based cable and wire assembly provider primarily to the telecommunications industry.

In addition, on August 25, 2000, we amended and restated our Bank Credit Agreement. The Bank Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million, 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term Facility").

These transactions have had a significant impact on our results of operations and financial position. Results of operations have been affected by increases in the amortization of intangibles, depreciation, interest expense, and deferred financing and prepayment fees. As a result of these transactions, our consolidated results for 1999 and 2000 are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are presented in Note 1 of the Notes to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

We use EBITDA, which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, as a basis and manner for presenting and using financial data to assist us in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation.

The table included in our segment data footnote (Note 17 of the Notes to the Consolidated Financial Statements) is a summary (in thousands) of our net sales, income (loss) from continuing operations before income taxes and extraordinary items, and our income (loss) before extraordinary items and discontinued operations for the periods ended December 31, 1998, 1999, and 2000.

1998 COMPARED TO 1999

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations for 1999 increased $27.1 million, or 12%, to $248.0 million from $220.9 million in 1998. Excluding sales from the divested Other Segment, which amounted to $18.1 million in 1999 and $31.2 million in 1998, consolidated net sales increased $40.2 million in 1999 as compared to 1998. Our acquisitions of EFI on January 25, 1999 and two cable assembly operations in Ireland in the fourth quarter of 1998 accounted for approximately $42.4 million in incremental sales. Offsetting these increases were lower domestic cable assembly, transformer, precision stampings and patch cord assembly sales, reflecting inventory corrections and weakness in worldwide demand for electronic components during the first half of 1999. Revenue by segment for 1999 was as follows:

    o Custom Assemblies increased 16% reflecting our acquisition of two cable assemblers in Ireland and Northern Ireland in the fourth quarter of 1998 offset somewhat by lower domestic sales;
    o Passive Components was flat as compared to 1998 due to the slowdown in global electronics markets and the weak demand for electronic end products;
    o Precision Stampings increased 72%, which includes approximately $30.6 million of new revenues from our acquisition of EFI on January 25, 1999; and
    o Other revenues decreased 42% in 1999 due to the sale of our Romac business and the closing of our McKenica business.

For 1999, our EBITDA from continuing operations increased $1.7 million, or 8%, to $22.3 million from $20.6 million in 1998. Lower corporate expense due to a reduction in staff in June 1999 accounted for the majority of the increase. Other segment EBITDA declined by $1.1 million, or 50%, as a result of the aforementioned divestitures. EBITDA by segment for 1999 was as follows:

    o Custom Assemblies decreased $1.4 million reflecting the lower domestic sales mentioned above. EBITDA margins for 1999 decreased to 8.6% from 12.5% in 1998;
    o Passive Components decreased $0.5 million due to weaker sales of data grade connectors and the slowdown in the electronic component industry. EBITDA margins for 1999 also decreased to 15.5% from 16.1% in 1998;
    o Precision Stampings increased $1.7 million, reflecting the incremental earnings on higher sales from our EFI acquisition. EBITDA margins for 1999 decreased to 11.4% from 15.8% in 1998; and
    o Other EBITDA decreased 50% in 1999 due to the sale of our Romac business and the closing of our McKenica business.

Operating income increased $10.0 million from a loss of $9.4 million in 1998 to income of $0.6 million in 1999. The increase was due to the current year absence of $20.9 million of merger fees and expenses incurred in 1998. The merger fee and expenses reduction was partially offset by increases in depreciation and amortization, significant legal expenses, and reorganization, severance and writedown expenses.

Our 1999 loss from continuing operations before income taxes was $25.5 million compared to a loss of $34.0 million for the same period in 1998. The improvement during this period reflects the higher operating income and the recognition of a gain on the sale of our stainless steel tubing business (Romac) of $9.2 million, offset by a large increase in interest expense. Interest expense for 1999 increased $7.0 million to $36.5 million from $28.6 million last year, reflecting the higher interest rates of our 1998 debt offerings and higher debt levels as a result of our acquiring EFI and the merger with DLJMB. On a cash basis, excluding the amortization of debt issuance and other costs, interest expense increased $7.2 million to $34.3 million from $27.1 million.

Other income, net, increased by $6.9 million due mainly to the gain on the sales of the Romac business and the McKenica equipment in 1999.

We had an income tax benefit of $13.6 million for the period compared to a benefit of $10.0 million in 1998. This change in our effective tax rate occurred because the merger expenses incurred in the prior year were mainly not tax deductible, while the gain on the sale of our welded stainless steel tubing business was not taxable in the current year. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 13 of the Notes to the Consolidated Financial Statements.

We recorded an extraordinary item of $5.9 million, net of tax, in 1998 relating to the write-off of deferred financing fees associated with the 1997 bank credit agreement and 10 1/4% Notes.

We recorded income from discontinued operations of $21.5 million and $17.8 million for 1999 and 1998, respectively, related to our discontinued Specialty Publishing and Automotive Businesses. See further discussion in Note 1 of the Notes to the Consolidated Financial Statements.

After accounting for the extraordinary items and discontinued operations, net income was $9.8 million for 1999 compared to a loss of $10.1 million recorded in 1998.

1999 COMPARED TO 2000

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations in 2000 increased $122.8 million, or 50%, to $370.8 million from $248.0 million in 1999. Excluding sales from the divested Other Segment, which amounted to $18.1 million in 1999, consolidated net sales increased $140.9 million in 2000 as compared to 1999. The improved sales results reflect strong worldwide demand from optical and networking equipment manufacturers for custom assemblies and electronic components and our current year acquisitions of two custom assembly businesses, which accounted for $122.7 million in new revenues in 2000. Revenue by segment for 2000 was as follows:

    o Custom Assemblies increased 182% reflecting new revenues from our acquisition of TAT on February 11, 2000, and of Precision Cable Manufacturing on August 25, 2000, as well as higher domestic sales;
    o Passive Components increased 19% due to strong sales of high-speed data grade connectors and our new MagJack product line, which combines high-speed modular connector technology with discrete magnetic technology; and
    o Precision Stampings increased 4%, which includes approximately $2.3 million of new revenues from our acquisition of EFI on January 25, 1999.

For 2000, our EBITDA increased 132% to $54.2 million, compared to $23.3 million recorded in 1999. A favorable sales mix for higher-margin data grade connector products, improved margins on precision stampings, the contributions from our current year acquisitions, and lower corporate expenses all contributed to the strong EBITDA performance. Partially offsetting these gains was the missing EBITDA from the divested Other Segment, which amounted to $1.1 million in 1999. EBITDA by segment for 2000 was as follows:

    o Custom Assemblies increased $23.9 million reflecting the contribution of our recent acquisitions. EBITDA margins for 2000 improved to 15.8% from 8.6% in 1999;
    o Passive Components increased $3.5 million due to strong sales of high-speed data grade connectors and strong market fundamentals in the electronic component industry. EBITDA margins for 2000 increased to 16.4% from 15.5% in 1999; and
    o Precision Stampings increased $2.2 million, reflecting the incremental earnings on higher sales and cost reduction initiatives and our acquisition of EFI on January 25, 1999. EBITDA margins for 2000 improved to 13.9% from 11.4% in 1999.

Operating income for 2000 increased to $37.5 million, from $0.6 million recorded in 1999. This increase is due to the increase in EBITDA and lower legal, severance and write-down expenses as we have completed our initiatives to restructure the corporate office and close certain businesses. Depreciation and amortization expenses increased in 2000 as a result of our recent acquisitions.

Our loss from continuing operations before income taxes was $1.4 million compared to a loss of $33.0 million for the same period in 1999. The improvement during this period reflects the higher operating income, and the lack of the large restructuring charges which were incurred in 1999. Income from continuing operations was also impacted by increases in interest expense reflecting higher short-term borrowing rates and borrowings to finance our acquisition activities. Interest expense for 2000 increased $1.8 million to $38.3 million from $36.5 million last year, reflecting the higher interest rates of our higher debt levels as a result of our acquiring TAT Technologies and Precision Cable Manufacturing.

Other income, net, decreased by $11.0 million due mainly to the gain on the sales of the Romac business and the McKenica equipment recorded in 1999.

For 2000, we recorded an income tax benefit of $6.1 million as compared to tax benefit of $13.6 million in 1999. The tax benefit for 2000 and 1999 reflects $7.6 million and $1.3 million reduction in valuation allowance, respectively. The decrease reflects differences in tax deductibility of certain expenses, adjustment of valuation allowance, and the improved earnings performance.

We incurred a $3.1 million, net of tax of $1.8 million, extraordinary item relating to the write-off of unamortized 1998 debt issuance costs as a result of restructuring our Bank Credit Facility. See "Liquidity and Capital Resources" in this section.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to Holdings' majority shareholders for net proceeds of $144.5 million. As a result of these transactions, we recorded income from discontinued operations of $69.5 million and $21.5 million for 2000 and 1999, respectively.

After accounting for the extraordinary item and discontinued operations, net income was $71.2 million for 2000 compared to $9.8 million recorded in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a source of $16.0 million for the year ended December 31, 2000, as compared to a source of $13.0 million for the same period in 1999. The increase in net cash provided in operating activities reflects the higher net income, offset somewhat by increased working capital requirements to fund anticipated growth. Through 2000, we paid $14.4 million in interest on our 12% Senior Subordinated Notes due 2007.

Capital expenditures for 2000 were $2.7 million more than 1999 ($9.9 million versus $7.2 million). Capital spending allocations during the current period by segment were 26% to Custom Assemblies, 29% to Passive Components, and 45% to Precision Stampings.

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

On August 25, 2000, we sold our "Automotive Businesses" to Holdings' majority shareholders for net proceeds of $144.5 million. Proceeds from the sale were used to reduce our borrowings under our Bank Credit Facility. We also amended our Bank Credit Facility on August 25, 2000, to include a $35.0 million Term A facility, a $125.0 million Term B facility, and a $50.0 million undrawn revolving credit facility. The Term A Facility is subject to mandatory quarterly prepayments in each of its six years as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $375,000 for the first six years and quarterly payments of $35.3 million in the seventh year. Proceeds from the amended Bank Credit Facility were used to payoff outstanding balances of the previous Bank Credit

Facility and to acquire Precision Cable Manufacturing for $55.6 million, including an estimated working capital adjustment. Precision is a Rockwall, Texas-based provider of custom cable and wire assemblies primarily to the telecommunications industry.

On January 9, 2000, we borrowed an additional $25.0 million under our Term B facility described above to complete the purchase of InNet Technologies, Inc. InNet is a California based designer, developer and marketer of a broad range of magnetic interface products for networking computer and telecommunications OEMs. The gross purchase price paid was $44.9 million.

As a result of the acquisitions of TAT and Precision, we have future cash flow payment requirements relating to special performance-related bonuses which are accrued at December 31, 2000. These bonus accruals are the primary cause of the increase in accrued expenses. The 2001 payments related to these accrued bonuses will be approximately $15.5 million. We expect to fund these payments through operating activity cash flow and borrowings under our Revolving Facility.

OUTLOOK

The majority of our growth in 2000 was driven primarily by the unprecedented growth of the Internet and the corresponding demand for more bandwidth from emerging carriers, such as digital subscriber line (DSL) service providers, which led to a significant increase in demand for our customers' end use telecommunications and electronics equipment. This growth, however, appears to have slowed as we move into 2001, and we are faced with what we believe is a temporary slow down in equipment spending. Although we believe order rates will pick up in the second half, there can be no assurance that this slow down will be short-term or that economic conditions will not deteriorate further.

We believe this slow down in equipment spending is due to the slowing U.S. economy and because the same emerging carriers that drove growth last year seem to be finding it difficult to secure the financing necessary to continue the build-out of their networks at last year's rapid pace, thus possibly limiting their ability to purchase as much equipment as in the past and, in some cases, causing them to cancel or delay equipment orders. This, in turn, is apparently causing our major telecommunication OEMs to face longer than expected delays in spending by their customers, resulting in excessive inventory levels within the supply chain.

As a result, we are experiencing a significant reduction in first quarter order rates versus the previous quarter, particularly in our custom assembly segment where declines in custom cable assemblies for OEM optical and networking equipment are the sharpest. Overall, we expect total sales in the first quarter 2001 to be down 20% to 25% from the previous quarter. We feel our customer relationships remain solid and we continue to see strong levels of customer quote activity, leading us to believe that the decline in customer demand, although quite sharp, may be short in duration.

However, the magnitude and duration of these circumstances could impact our principal sources of liquidity, which is from our operating activities and funding from our senior credit facilities. Which in turn could limit our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our acquisition strategies.

As of December 31, 2000, our stockholders' deficit totaled $50.3 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

As of December 31, 2000, we did not have any derivative instruments in place for managing foreign currency exchange rate risks. We do not engage in hedging or other market structure derivative trading activities. At December 31, 2000, we had $164.5 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.6 million. We do not believe that our market risk financial instruments on December 31, 2000, would have a material effect on future operations or cash flows.

A comparison of the net fair value of all interest sensitive financial instruments using a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve as of December 31, 2000, is as follows (in thousands):

                                                             Hypothetical
                                            Fair Market      Fair Market
Description of Security                        Value            Value
----------------------------------------    -----------    --------------

12% Senior Subordinated Notes due 2007       $ 118,609     $      113,363

IMPLEMENTATION OF THE "EURO" AS A COMMON LEGAL CURRENCY IN EUROPE

We believe that we are prepared for the implementation of the "Euro" as the common legal currency in certain European Community countries that began early in 1999. Our systems have been designed with sufficient flexibility to handle the introduction of the Euro as an added transactional currency. We incurred a nominal cost in preparing systems for the introduction of the Euro.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued Statement No. 138 - "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133." Statement 138 amends Statement 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to address a limited number of statement 133 implementation issues using the following criteria: (a) implementation difficulties would be eased for a significant number of entities, (b) there would be no conflict with or modifications to the basic Statement 133 model, and
(c) there would be no delay in Statement 133's effective date. Statement 138 is effective for fiscal years beginning after June 15, 2000 - the same effective dates as Statement 133, as amended by Statement 137.

The FASB has issued Statement No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133", which is required to be adopted in fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after their issuance. We have adopted the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement will not have a significant effect on our results of operations or financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Market Risk and Risk Management".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Our Consolidated Financial Statements, together with the reports thereon of KPMG LLP (dated February 2, 2001) are set forth on pages F-1 through F-41 hereof (see
Item 14 of this Annual Report for the Index).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
MANAGEMENT
----------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

We meet the conditions set forth in General Instruction I(i)(a) and (b) of Form 10-K. Accordingly, information pertaining to this section is omitted.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(A)       THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1)       Financial Statements

          -        Independent Auditors' Report

          -        Consolidated Balance Sheets

                    -   December 31, 2000
                    -   December 31, 1999

          -        Consolidated Statements of Operations

                    -   Year ended December 31, 2000
                    -   Year ended December 31, 1999
                    -   Year ended December 31, 1998

          -        Consolidated Statements of Stockholders' Deficit

                    -   For the years ended December 31, 2000, 1999, and 1998

          -        Consolidated Statements of Cash Flows

                    -   Year ended December 31, 2000
                    -   Year ended December 31, 1999
                    -   Year ended December 31, 1998

          -        Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules

          See Exhibit 99(a) - Schedule II - Valuation and Qualifying Accounts.

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.


(3)       Exhibits:

*2(a) - Agreement and Plan of Merger, dated as of March 24, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(n) to the Registration Statement on Form S-4 (File No. 333-51145)) of Insilco Corporation.

*2(b) - Amendment No. 1 to the Agreement and Plan of Merger, dated June 8, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(r) to the Registration Statement on From S-4 (File No. 333-51145) of Insilco Corporation).

*2(c) - Transaction Agreement dated July 20, 2000, by and among Insilco Holding Co.(and certain of its subsidiaries) and ThermaSys Holding Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26, 2000 (File No. 0-22098)).

 3(a) - Certificate of Amendment of Certificate of Incorporation as filed August 25, 2000.

*3(b) - Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by Insilco Corporation on August 18, 1998 (File No. 0-22098)).

*4(a) - Investors' Agreement, dated as of August 17, 1998, among Insilco Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco Holding Co.)

*4(b) -    Indenture, dated as of November 9, 1998, between Insilco Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

*4(c) - First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*4(d) - Exchange and Registration Rights Agreement, dated as of November 9, 1998, between Insilco Corporation and Donaldson, Lufkin & Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

*4(e) - Indenture, dated as of August 12, 1997, between Insilco Corporation and the Trustee (Exhibit 4(j) to the Registration Statement on From S-4 (file No. 333-36523) of Insilco Corporation).

*4(f) - Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k) to the Registration Statement on From S-4 (File No. 333-36523) of Insilco Corporation).

*4(g) - Purchase Agreement, dated as of August 7, 1997, among Insilco Corporation and Goldman Sachs & Co., McDonald & Company Securities, Inc. and Citicorp Securities Inc. (the "Initial purchasers") (Exhibit 4(l) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(h) - Exchange and Registration Rights Agreement, dated as of August 12, 1997, between Insilco Corporation and the Initial Purchasers (Exhibit 4(m) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(i) - Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(a)- Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.)**

*10(b)- Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.)**

*10(c)- Insilco Holding Co. and Insilco Corporation Equity Unit Plan (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61811) of Insilco Holding Co.) **

*10(d)- Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, DLJ Capital Funding, Inc. and The First National Bank of Chicago (Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(e)- Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990, entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10 Registration Statement (File No. 0-22098) of Insilco Corporation).

*10(f)- Form of Income Protection Agreement adopted by Insilco Corporation as of December, 1996, entered into between Insilco Corporation and the officers identified in Exhibit 10(f) (Exhibit 10(h) to From 10-K for the year ended December 31, 1996, (File No. 0-22098) of Insilco Corporation).

*10(g)- Credit Agreement dated August 25, 2000, among Insilco Technologies, Inc., T.A.T. Technology, Inc., Various Financial Institutions, Bank One, NA, DLJ Capital Funding, Inc., and Huntington Bank (Exhibit 99(b) to Current Report on Form 8-K filed by Insilco Technologies, Inc., on September 7, 2000 (File No. 0-22098)).

21    -   Subsidiaries of Insilco Technologies, Inc.

23(a) -   Consent of KPMG LLP.

24    -   Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

*25 - Statement of Eligibility and Qualification Under the Trust Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

99(a) -   Schedule II - Valuation and Qualifying Accounts.

------------

*             Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

(B)    REPORTS ON FORM 8-K

       A report, dated November 7, 2000, on Form 8-K was filed with the SEC on November 7, 2000, pursuant to Items 5 and 7 of that form.

       A report, dated December 19, 2000, on Form 8-K was filed with the SEC on December 19, 2000, pursuant to Items 5 and 7 of that form.

       A report, dated January 11, 2001, on Form 8-K was filed with the SEC on January 16, 2001, pursuant to Items 5 and 7 of that form.

       A report, dated, January 17, 2001, on Form 8-K was filed with the SEC on January 17, 2001, pursuant to Items 5 and 7 of that form.

(C)    EXHIBITS

       The Exhibits to this report begin immediately following the Consolidated Financial Statements.

(D)    FINANCIAL STATEMENTS SCHEDULES:

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


                                   INSILCO TECHNOLOGIES, INC.


Date: April 2, 2001                By:  /s/ Michael R. Elia
                                        ----------------------------------------

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

David A. Kauer*                  President, Chief Executive                )    April 2, 2001
---------------                  Officer and Director                      )
David A. Kauer                   (Principal Executive Officer)             )


Michael R. Elia*                 Vice President, Chief Financial           )    April 2, 2001
---------------                  Officer, Treasurer and Secretary          )
Michael R. Elia                  (Principal Accounting Officer)            )


Thompson Dean*                   Director                                  )    April 2, 2001
---------------                                                            )
Thompson Dean


John F. Fort III*                Director                                  )    April 2, 2001
----------------                                                           )
John F. Fort III



By:    /s/ David A. Kauer
       ------------------
       *David A. Kauer
       Attorney-in-Fact


                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


        Independent Auditors' Report                                        F-2


        Consolidated Balance Sheets                                         F-3
           - December 31, 2000
           - December 31, 1999

        Consolidated Statements of Operations                               F-4
           - Year ended December 31, 2000
           - Year ended December 31, 1999
           - Year ended December 31, 1998

        Consolidated Statement of Stockholder's Deficit
           - For the years ended December 31, 2000, 1999, and 1998          F-5

        Consolidated Statements of Cash Flows                               F-7
           - Year ended December 31, 2000
           - Year ended December 31, 1999
           - Year ended December 31, 1998


        Notes to Consolidated Financial Statements                          F-8

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholder
Insilco Technologies, Inc.:

We have audited the consolidated financial statements of Insilco Technologies, Inc. (formerly known as Insilco Corporation) and subsidiaries as listed in the accompanying index. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Technologies, Inc. and subsidiaries as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Columbus, Ohio                                                   KPMG LLP
February 2, 2001

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                        (In thousands, except share data)

                                  Assets                            2000           1999
                                  ------                            ----           ----
Current Assets:
     Cash and cash equivalents                                   $  28,087          6,380
     Trade receivables, net                                         61,609         39,347
     Other receivables                                               1,818            861
     Inventories, net                                               58,779         34,900
     Deferred taxes                                                  2,373          7,459
     Net assets of discontinued operations                            --          107,289
     Prepaid expenses and other current assets                       5,400          2,066
                                                                 ---------      ---------
        Total current assets                                       158,066        198,302
Property, plant, and equipment, net                                 58,274         49,555
Deferred taxes                                                        --            6,345
Goodwill, net                                                      121,326          5,688
Other assets and deferred charges                                   14,827         13,600
                                                                 ---------      ---------
        Total assets                                             $ 352,493        273,490
                                                                 =========      =========
                   Liabilities and Stockholders' Deficit
                   -------------------------------------

Current Liabilities:
     Current portion of long-term debt                           $   5,120          1,266
     Accounts payable                                               28,655         20,164
     Accrued expenses and other current liabilities                 41,800         25,681
     Income taxes payable                                           24,991          1,293
                                                                 ---------      ---------
        Total current liabilities                                  100,566         48,404
Long-term debt, excluding current portion                          279,572        317,838
Other long-term liabilities, excluding current portion              22,242         30,916
Loan due to Insilco Holding Company                                    434          1,235
                                                                 ---------      ---------
        Total liabilities                                          402,814        398,393
                                                                 ---------      ---------
Minority interest                                                     --              100
Stockholder's deficit:
     Common stock, $.001 par value; 1,000 shares authorized:
        100 shares issued and outstanding at December 31,
        2000 and 1999                                                 --             --
     Additional paid-in capital                                      8,070          4,188
     Accumulated deficit                                           (54,816)      (125,968)
     Accumulated other comprehensive loss                           (3,575)        (3,223)
                                                                 ---------      ---------
        Total stockholders' deficit                                (50,321)      (125,003)
                                                                 ---------      ---------
Commitments and contingencies (See Notes 10, 13, and 16)
        Total liabilities and stockholders' deficit              $ 352,493        273,490
                                                                 =========      =========

See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidating Statement of Operations
                  Years Ended December 31, 2000, 1999 and 1999
                                 (In Thousands)


                                                                    2000           1999          1998
                                                                    ----           ----          ----
Sales                                                            $ 370,848        248,042        220,939
Cost of products sold                                              266,938        191,295        159,727
Depreciation and amortization                                       14,834         10,176          8,332
Selling, general and administrative expenses                        51,600         40,214         41,403
Merger expenses                                                       --             --           20,890
Restructuring charge                                                  --            5,787           --
                                                                 ---------      ---------      ---------
    Operating income (loss)                                         37,476            570         (9,413)
                                                                 ---------      ---------      ---------

Interest expense                                                   (38,271)       (36,452)       (28,575)
Interest income                                                        391            391            933
Other income (expense), net                                         (1,035)         9,993          3,101
                                                                 ---------      ---------      ---------
    Total other expense                                            (38,915)       (26,068)       (24,541)
                                                                 ---------      ---------      ---------
    Loss from continuing operations before income taxes,
     discontinued operations and extraordinary items                (1,439)       (25,498)       (33,954)
                                                                     6,124         13,632          9,974
                                                                 ---------      ---------      ---------
    Income (loss) from continuing operations
      before discontinued operations and extraordinary items         4,685        (11,866)       (23,980)

Income from operations                                               5,948         21,634         19,787
Gain on disposal                                                    63,583           --             --
                                                                 ---------      ---------      ---------
    Income from discontinued operations                             69,531         21,634         19,787
                                                                 ---------      ---------      ---------
    Income (loss) before extraordinary items                        74,216          9,768         (4,193)
                                                                    (3,064)          --           (5,888)
                                                                 ---------      ---------      ---------
       Net income (loss)                                         $  71,152          9,768        (10,081)
                                                                 =========      =========      =========

    See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Deficit
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (In Thousands)

                                                        Common               Additional             Accumulated Other    Total
                                                       Stock Par   Treasury    Paid-in   Accumulated  Comprehensive   Stockholder's
                                                      Value $.001   Stock      Capital     Deficit         Loss          Deficit
                                                        --------   --------    --------    --------      --------       --------
Balance at December 31, 1997                            $      5    (16,268)       --       (82,756)       (3,309)      (102,328)
     Comprehensive income:
         Net loss                                           --         --          --       (10,081)         --          (10,081)
         Other comprehensive loss:
            Foreign currency translation adjustment         --         --          --          --              16             16
            Minimum pension liability adjustment            --         --          --          --          (1,805)        (1,805)
                                                                                                                        --------
     Total comprehensive loss                                                                                            (11,870)
                                                                                                                        --------
     Merger eliminations (Note 1)                             (5)    16,268      (4,220)    (12,043)         --             --
     Dividend to Insilco Holding Co. (Note 1)               --         --          --       (30,856)         --          (30,856)
     Equity investment by Insilco Holding Co. (Note 1)      --         --         3,668        --            --            3,668
     Issuance of shares upon exercise of stock options      --         --         3,281        --            --            3,281
     Issuance of warrants                                   --         --           257        --            --              257
     Tax benefit from exercise of stock options             --         --           939        --            --              939
                                                        --------   --------    --------    --------      --------       --------
Balance at December 31, 1998                            $   --         --         3,925    (135,736)       (5,098)      (136,909)
     Comprehensive income:
         Net income                                         --         --          --         9,768          --            9,768
         Other comprehensive income:
            Foreign currency translation adjustment         --         --          --          --              70             70
            Minimum pension liability adjustment            --         --          --          --           1,805          1,805
                                                                                                                        --------
     Total comprehensive income                                                                                           11,643
                                                                                                                        --------
     Tax benefit from valuation allowance                   --         --           263        --            --              263
                                                        --------   --------    --------    --------      --------       --------
Balance at December 31, 1999                            $   --         --         4,188    (125,968)       (3,223)      (125,003)

See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Deficit
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (In Thousands)

                                                        Common               Additional             Accumulated Other    Total
                                                       Stock Par   Treasury    Paid-in   Accumulated  Comprehensive   Stockholder's
                                                      Value $.001   Stock      Capital     Deficit         Loss          Deficit
                                                        --------   --------    --------    --------      --------       --------
Balance at December 31, 1999                            $   --         --         4,188    (125,968)       (3,223)      (125,003)
     Comprehensive income:
         Net income                                         --         --          --        71,152          --           71,152
         Other comprehensive loss:
            Foreign currency translation adjustment         --         --          --          --            (352)          (352)
                                                                                                                        --------
     Total comprehensive income                                                                                           70,800
                                                                                                                        --------
     Tax benefit from valuation allowance                   --         --         3,882        --            --            3,882
                                                        --------   --------    --------    --------      --------       --------
Balance at December 31, 2000                            $   --         --         8,070     (54,816)       (3,575)       (50,321)
                                                        ========   ========    ========    ========      ========       ========

See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999, and 1998
                                 (In thousands)

                                                                               2000           1999           1998
                                                                               ----           ----           ----
Cash flows from operating activities:
    Net income (loss)                                                       $  71,152          9,768        (10,081)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Net income from discontinued operations                                  (5,948)       (21,634)       (19,787)
      Depreciation and amortization                                            14,834         10,176          8,332
      Deferred tax benefit                                                     (3,811)        (5,694)        (6,329)
      Gain on sale of Romac and McKenica equipment                               --           (9,485)          --
      Other noncash charges and credits                                         6,620          4,336          7,945
    Changes in operating assets and liabilities:
      Receivables                                                               3,926         (4,863)        (2,210)
      Inventories                                                              (9,089)           118         (1,511)
      Prepaids                                                                 (3,094)           535           (136)
      Payables                                                                 (4,488)         5,503         (4,244)
      Other current liabilities and other                                      (5,519)        (2,465)         7,784
    Discontinued operations:
      Gain on sale                                                            (63,583)          --             --
      Depreciation                                                              6,950         12,751         11,827
      Changes in operating assets and liabilities                               8,037         14,002         11,480
                                                                            ---------      ---------      ---------
          Net cash provided by operating activities                            15,987         13,048          3,070
                                                                            ---------      ---------      ---------
Cash flows from investing activities:
    Acquisitions, net of cash acquired                                       (156,193)       (25,340)        (2,308)
    Proceeds from disposal of businesses and other investing activities           120         18,495             31
    Capital expenditures                                                       (9,879)        (7,215)        (8,826)
    Discontinued operations:
      Proceeds from divestitures, net                                         217,343           --             --
      Capital expenditures                                                     (5,341)        (9,245)       (11,329)
                                                                            ---------      ---------      ---------
          Net cash provided by (used in) investing activities                  46,050        (23,305)       (22,432)
                                                                            ---------      ---------      ---------
Cash flows from financing activities:
    Payments on long term debt                                                 (1,445)        (4,955)           (49)
    Loan from (to) Insilco Holding Co.                                           (801)        (1,756)         2,991
    Debt issuance and tender costs                                             (6,758)          --          (12,415)
    Proceeds from (payments on) revolving credit facility                     (72,527)        16,207        (41,498)
    Proceeds from term credit facilities                                       41,321           --          125,000
    Proceeds from 12% Notes and warrants                                         --             --          120,000
    Proceeds from stock option exercise                                          --             --            3,281
    Equity investment by Insilco Holding Co.                                     --             --            3,668
    Funds received (deposited) in excess of retired 10 1/4% Notes                --            2,032         (2,032)
    Proceeds from sale of minority interest                                      --              100           --
    Payment of prepetition liabilities                                           --           (1,086)        (2,735)
    Retirement of 10 1/4% Notes                                                  --           (1,526)      (148,474)
    Dividend to Insilco Holding Co.                                              --             --          (30,856)
                                                                            ---------      ---------      ---------
          Net cash provided by (used in) financing activities                 (40,210)         9,016         16,881
                                                                            ---------      ---------      ---------
Effect of exchange rate changes on cash                                          (120)           (15)             3
                                                                            ---------      ---------      ---------
          Net increase (decrease) in cash and cash equivalents                 21,707         (1,256)        (2,478)
Cash and cash equivalents at beginning of period                                6,380          7,636         10,114
                                                                            ---------      ---------      ---------
Cash and cash equivalents at end of period                                  $  28,087          6,380          7,636
                                                                            =========      =========      =========
Supplemental information - cash paid for:
    Interest                                                                $  36,893         31,993         31,744
                                                                            =========      =========      =========
    Income taxes paid (refunded)                                            $   8,611            561         (4,908)
                                                                            =========      =========      =========

See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(1)    History of the Company
       ----------------------

       Insilco Technologies, Inc. (the "Company" or "Insilco"), formerly Insilco Corporation, a Delaware corporation, is a worldwide producer of telecommunications and electronics components. On August 17, 1998, through a series of transactions, the Company became a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and consolidated group for tax purposes. The Company is required to report separate consolidated financial information under the Securities Exchange Act of 1934 because the Company's 12% Senior Subordinated Notes (the "12% Notes") are registered debt securities under the Securities Act of 1933.

       The transactions completed on August 17, 1998, included, among other things, the merging of Insilco ReorgSub Company (then a wholly owned subsidiary of Holdings (then a wholly owned subsidiary of Insilco)) with and into the Company with Insilco continuing as the surviving corporation and as the wholly owned subsidiary of Holdings (the "Reorganization Merger"), pursuant to which each stockholder of the Company had his or her shares of the Company converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became the parent of the Company.

       Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm Acquisition Corporation ("Silkworm"), an affiliate of DLJ Merchant Banking Partners, II, L.P. ("DLJMB"), merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings Common Stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings Common Stock. Thus, as a result of the Mergers, each stockholder of the Company, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings Common Stock.

       Following the Mergers, (i) the Company's existing stockholders retained, in the aggregate, approximately 10.1% (9.4% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (ii) DLJMB held approximately 69.0% (69.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; (iii) 399 Venture Partners Inc., an affiliate of Citibank, N.A. ("CVC"), purchased shares of Silkworm which in the Merger were converted into approximately 19.3% (17.8% on a fully diluted basis) of the outstanding shares of Holdings Common Stock; and
       (iv) management of the Company purchased approximately 1.7% (1.5% on a fully diluted basis) of the outstanding shares of Holdings Common Stock.

       Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of the Company granted to employees and directors, whether or not vested (the "Options") was canceled and in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase $1.0 million of equity and $2.7 million of equity units of Holdings.

       The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share,
       (ii) the issuance by Silkworm to DLJMB, CVC and certain members

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger), (iii) the issuance by Holdings to DLJMB, for an aggregate consideration of $35.0 million, of 1,400,000 shares of the Holding's 15% Senior Exchangeable Preferred Stock due 2012 ("PIK Preferred Stock") and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "1997 Credit Facility"). In addition, the Company paid a cash dividend to Holdings of $30.9 million following the Mergers.

       The Company incurred $20,890,000 of costs related to the Merger in 1998.

       DISCONTINUED OPERATIONS

       On August 25, 2000, Holdings sold its "Automotive Businesses" to Thermasys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by Holdings' majority shareholders. The gain on the sale was $20.5 million, net of taxes of $17.3 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the Company:
       Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., and Thermal Components, Inc., as well as the Company's 51% ownership in Dalian General Thermodynamics Incorporated Ltd. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce bank debt. Revenues associated with the discontinued "Automotive Businesses" for the years 2000, 1999, and 1998 were $160.0 million, $228.3 million and $213.4 million, respectively. At December 31, 1999, and 1998, the net assets of the "Automotive Business" were $106.8 million and $96.8 million, respectively.

       On February 11, 2000, the Company executed a definitive sale agreement with TP Acquisition Corp., a wholly owned subsidiary of Castle Harlan Partners III, LP, to sell its publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduced borrowings under the Company's Terms Credit Facility. The gain on the sale was $43.4 million, net of taxes of $23.2 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation. Revenues associated with the discontinued Publishing Business for the years 2000, 1999, and 1998 were $1.6 million, $103.7 million and $101.3 million, respectively. At December 31, 1999, and 1998, the net assets of the Publishing Business were $0.8 million and $6.0 million, respectively.

       ACQUISITIONS

       On August 25, 2000, the Company purchased Precision Cable Manufacturing (Precision) for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under the Company's amended credit facility. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of Precision have been included in the Company's

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       consolidated financial statements from August 25, 2000. The preliminary excess of the purchase price over net identifiable assets acquired is $37.9 million, which is being amortized on a straight-line basis over 20 years. The Company expects any adjustments to the excess to be resolved within one year of the purchase and does not expect these adjustments to be material. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

       On February 17, 2000, the Company, through two newly created wholly owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc., purchased 9011-7243 Quebec Inc. The surviving company, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under the Company's Term Credit Facility. The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.4 million, and is being amortized on a straight-line basis over 20 years.

       On January 25, 1999, the Company purchased the stock of Eyelets for Industries, Inc. ("EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $3.7 million includes costs for employee terminations, facility closure and related costs of $0.4 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. The additional payments, if any, will be accounted for as additional goodwill.

       The purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The fair value of the assets acquired totaled $91.9 million and the liabilities assumed totaled $34.9 million.

       As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the years ended 2000 and 1999, which assume the transactions occurred at the beginning of the period are as follows (in thousands):

                                                                                     Year Ended
                                                                                     December 31,
                                                                                  2000         1999
                                                                                --------     --------
        Net Sales                                                               $416,299      328,623

        Income (loss) from continuing operations before extraordinary items     $  5,200      (19,201)

        Net income (loss)                                                       $  2,136      (19,201)

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

       Principles of Consolidation
       ---------------------------

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

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

       Pro Forma Results of Operations
       -------------------------------

       In 2000, the Company acquired TAT Technologies and Precision Cable Manufacturing with borrowings under the Company's Credit Facilities. Also, in 2000, the Company disposed of its "Automotive Businesses" and its "Specialty Publishing Business" (see Note 1). In 1998, the Company completed the Mergers (See Note 1). These transactions affect the comparability of the Company's financial position, results of operations and cash flows for 2000 compared to prior periods. As a result of these transactions, the Company has presented pro forma results of operations for 2000 and 1999 as if all of these transactions occurred at the beginning of the respective periods (see Note 1).

       Cash Equivalents
       ----------------

       Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

       Trade Receivables
       -----------------

       Trade receivables are presented net of allowances for doubtful accounts and sales returns of $1.8 million at December 31, 2000 and 1999, respectively.

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

       Goodwill
       --------

       Goodwill represents the excess of cost of net assets acquired in business combinations over their fair values. It is amortized on a straight-line basis over estimated periods to be benefited (not exceeding 20 years). The recovery of the carrying value of goodwill is periodically evaluated in relation to the operating performance and future undiscounted net cash flows of the related businesses acquired.

       Environmental Remediation and Compliance
       ----------------------------------------

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       Environmental remediation and compliance expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities are recorded when it is probable the obligations have been incurred and the amounts can be reasonably estimated.

       Fair Value of Financial Instruments
       -----------------------------------

       Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 2000 and 1999. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See
       Note 8).

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

       Impact of Recently Issued Accounting Standards
       ----------------------------------------------

       In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement 133." This statement addresses a limited number of Statement 133 implementation issues. The statement has the same effective date as the FASB Statement No. 137. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of FASB Statement No. 133 until years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has adopted the new Statement effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement will not have a significant effect on its results of operations or financial position.

(3)    Inventories
       -----------

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       A summary of inventories at December 31 follows (in thousands):

                                        2000        1999
                                        ----        ----

        Raw materials and supplies     $31,620      17,042
        Work in process                 11,234       6,382
        Finished goods                  15,925      11,476

                                       -------     -------
                                       $58,779      34,900
                                       =======     =======

(4)    Property, Plant and Equipment
       -----------------------------

       A summary of property, plant and equipment at December 31 follows (in thousands):

                                                  2000           1999
                                                  ----           ----

        Land                                   $   4,088          3,152
        Buildings                                 20,239         16,042
        Machinery and equipment                   85,162         71,436
                                               ---------      ---------
                                                 109,489         90,630
             Less accumulated depreciation       (51,215)       (41,075)
                                               ---------      ---------
                                               $  58,274         49,555
                                               =========      =========

(5)    Goodwill and Other Assets and Deferred Charges
       ----------------------------------------------

       A summary of goodwill and other assets at December 31 follows (in thousands):

                                                            2000         1999
                                                            ----         ----

        Goodwill, net                                     $121,326        5,688

          Deferred financing costs                          10,456        8,571
          Cash surrender value of life insurance             2,878        2,728
          Other                                              1,493        2,301
                                                          --------     --------
           Subtotal of other assets and deferred charges    14,827       13,600
                                                          --------     --------


                                                          $136,153       19,288
                                                          ========     ========

       Goodwill amortization for the years ended December 31, 2000, 1999, and 1998 was $4.5 million, $0.2 million, and $0 , respectively. Accumulated amortization at December 31, 2000, and 1999 was $4.7 million and $0.2 million, respectively.

(6)    Accrued Expenses and Other Current Liabilities
       ----------------------------------------------

       A summary of accrued expenses and other current liabilities at December 31 follows (in thousands):

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                                                          2000        1999
                                                          ----        ----
        Salaries and wages payable                       $ 4,440       2,305
        Accrued performance-related bonus expenses        15,538        --
        Pension                                            7,456       7,219
        Accrued interest payable                           6,542       7,502
        Current portion of the long term liabilities         864         919
        Other accrued expenses                             6,960       7,736
                                                         -------     -------
                                                         $41,800      25,681
                                                         =======     =======


(7)    Long-term Debt and Warrants
       ---------------------------

       A summary of long-term debt at December 31 follows (in thousands):

                                               2000           1999
                                               ----           ----

        Term Facilities                     $ 160,000        120,061
        12% Senior Subordinated Notes         119,807        119,777
        Revolving Facility                      4,500         60,000
        Alternative Currency Borrowings          --           19,068
        Miscellaneous                             385            198
                                            ---------      ---------
                                              284,692        319,104
        Less current portion                   (5,120)        (1,266)
                                            ---------      ---------
                                            $ 279,572        317,838
                                            =========      =========

       On August 25, 2000, the Company amended and restated its Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term B Facility"). The Company also had the option to increase the Credit Facilities by an additional $25.0 million. On January 9, 2001, the Company used this option to increase the Credit Facility by $25.0 million to partially fund the acquisition of InNet Technologies, Inc. (see further discussion at the Subsequent Events footnote.)

       As of December 31, 2000, the Company had outstanding $4.5 million under the Revolving Facility, $35.0 million under the Term A Facility and $125.0 million under the Term B Facility.

       As a result of the above amendment and restatement, the Company recorded an extraordinary charge of $3.1 million (net of a tax benefit of $1.8 million) related to the write-off of unamortized debt issuance costs associated with its 1998 Bank Credit Agreement.

       The Revolving Facility provides for a $35.0 million sublimit for issuance of letters of credit and up to a $15.0 million sublimit for Canadian Dollar borrowings and up to a $15.0 million sublimit for Euro borrowings. The Revolving Facility matures on the sixth anniversary of the agreement. There are no mandatory prepayments.

       The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, beginning with

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       December 2000, as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility, including the amounts borrowed in January 2001, is subject to mandatory quarterly prepayments of $375,000 for the first six years and quarterly payments of $35.3 million in the seventh year.

       Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. LIBOR at December 31, 2000 was 6.565%. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). LIBOR at December 31, 2000 was 6.565%. The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At December 31, 2000, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 3.25%. At December 31, 2000, the applicable margin for the Term B Facility was LIBOR plus 3.75%. The unused commitment fee at December 31, 2000, was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

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

       The Company was in compliance with the covenants of its Credit Facilities as of December 31, 2000.

       The combined aggregate amount of maturities for all long-term borrowings for each of the next five years is as follows (in thousands):

                              2001       2002       2003       2004       2005
                              ----       ----       ----       ----       ----

        Term A Facility      $3,500      3,938      5,688      7,000      7,000
        Term B Facility       1,500      1,500      1,500      1,500      1,500
        Revolving Facility     --         --         --         --         --
        Miscellaneous           120         86         44         17         17
                             ------     ------     ------     ------     ------

                             $5,120      5,524      7,232      8,517      8,517
                             ======     ======     ======     ======     ======

       On February 16, 2000, the Company amended certain terms of the Bank Credit Agreement to, among other things, (1) permit the Company to consummate the TAT acquisition, (2) provide that TAT assume up to

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       $90.0 million in aggregate principal amount of the Term Loans, (3) release the Company's direct obligations in respect of such assumed portion of the Term Loans and (4) increase the interest rate applicable to the loans in certain circumstances.

       As of December 31, 2000, the company had no borrowings under the sublimit for alternative currency borrowings. As of December 31, 1999, under the sublimit for alternative currency borrowings, the Company had borrowed $19.1 million (37.1 million German Deutsche Marks). The Company's alternative currency borrowing was designed to hedge the Company's net investment in its German operations. The change, if any, to the net investment as a result of foreign currency fluctuations was included in stockholders' equity as a foreign currency translation adjustment. The alternative currency borrowing was denominated in German Deutsche Marks and bore interest based on one to six month German LIBOR rates plus an applicable margin based on the Company's leverage ratio (such LIBOR rates approximated 3.17% to 3.52% at December 31, 1999).

       As a result of the Merger (see Note 1), the Company was required to make an Offer to Purchase, as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture"), the entire $150 million of outstanding 10 1/4% Notes, which were issued on August 12, 1997, at 101% of their aggregate principal amount, plus accrued interest. The Company has repurchased all $150.0 million of the 10 1/4 % Notes.

       On November 9, 1998, the Company completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 (the "12% Notes") with 120,000 warrants to purchase 62,400 of Holdings common stock shares at $45 per share. The net proceeds of $116.4 million, after payment of $3.6 million in underwriting fees to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and other expenses, was used (along with borrowings from the credit facilities) to fund the repurchase of the 10 1/4% Notes. As of December 31, 2000, all of the 120,000 warrants to purchase 62,400 shares of Holdings' Common Stock at a purchase price of $45.00 per share remained outstanding and expire on August 15, 2007.

       On November 24, 1998, the Company amended and restated its Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for two credit facilities (the "Credit Facilities"): a $175 million, 4.8 year senior secured revolving loan ("Revolving Facility") and a $125 million, 7 year senior secured amortizing term loan ("Term Facility").

       In 1998, the Company recorded an extraordinary charge of $5.9 million, (net of a tax benefit of $4.0 million) related to the write-off of deferred financing costs associated with its 1997 Bank Credit Agreement and 10 1/4% Notes.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(8)    Fair Value of Financial Instruments
       -----------------------------------

       The estimated fair value at December 31 of financial instruments, other than current assets and liabilities, follow (in thousands):

                                                           2000                                   1999
                                                 --------------------------            --------------------------
                                                                  Estimated                             Estimated
                                                Book Value        Fair Value          Book Value        Fair Value
                                                 ---------         --------            --------          --------
Debt:
     12% Senior Subordinated Notes               $ 119,807          118,609             119,777           117,381
     Bank revolving credit facility                  4,500            4,500              79,068            79,068
     Bank term loan                                155,000          155,000             118,811           118,811
     Miscellaneous                                     265              265                 182               182
                                                 ---------         --------            --------          --------
                                                 $ 279,572          278,374             317,838           315,442
                                                 =========         ========            ========          ========

       The estimated fair values were determined using the December 31, 2000 market prices. The Company is exposed to market risk for changes in interest rates, but has no off-balance sheet risk of accounting loss.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

         Condensed Consolidating Balance Sheet
                   December 31, 2000
                     (In thousands)

                                                                                          Non
        Assets:                                             Insilco      Guarantors    Guarantors    Consolidated
        -------                                            ---------      ---------     ---------      ---------
        Current assets:
            Cash and cash equivalents                      $  10,768          3,764        13,555         28,087
            Trade receivables, net                              --           47,932        13,677         61,609
            Other receivables                                    936            710           172          1,818
            Inventories, net                                    --           54,212         4,567         58,779
            Deferred taxes                                     2,373           --            --            2,373
            Prepaid expenses and other current assets            165          5,219            16          5,400
                                                           ---------      ---------     ---------      ---------
                Total current assets                          14,242        111,837        31,987        158,066

        Property, plant, and equipment, net                       69         56,417         1,788         58,274
        Other assets and deferred charges                     10,471         42,053        83,629        136,153
                                                           ---------      ---------     ---------      ---------
                Total assets                               $  24,782        210,307       117,404        352,493
                                                           =========      =========     =========      =========
        Liabilities and Stockholders' Equity (Deficit)
        ----------------------------------------------
        Current liabilities:
            Current portion of long-term debt              $   5,000            120          --            5,120
            Accounts payable                                    --           25,180         3,475         28,655
            Accrued expenses and other                        29,120         15,907        21,764         66,791
                                                           ---------      ---------     ---------      ---------
                Total current liabilities                     34,120         41,207        25,239        100,566

        Long-term debt, excluding current portion            189,307            265        90,000        279,572
        Other long-term liabilities, excluding current
          portion                                             14,957          7,285          --           22,242
        Intercompany payable                                 (56,094)        67,688       (11,160)           434
                                                           ---------      ---------     ---------      ---------
                Total liabilities                            182,290        116,445       104,079        402,814
        Stockholders' equity (deficit)                      (157,508)        93,862        13,325        (50,321)
                                                           ---------      ---------     ---------      ---------

                Total liabilities and stockholders'
                  equity (deficit)                         $  24,782        210,307       117,404        352,493
                                                           =========      =========     =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet
                                December 31, 1999
                                 (In thousands)

                                                                                           Non
        Assets:                                              Insilco      Guarantors    Guarantors   Consolidated
        -------                                             ---------      ---------     ---------     ---------
        Current assets:
              Cash and cash equivalents                     $   4,625          1,287           468         6,380
              Trade receivables, net                             --           39,347          --          39,347
              Other receivables                                    24            425           412           861
              Inventories, net                                   --           34,900          --          34,900
              Deferred taxes                                    7,459           --            --           7,459
              Net assets of discontinued operations              --           91,007        16,282       107,289
              Prepaid expenses and other current assets           410          1,654             2         2,066
                                                            ---------      ---------     ---------     ---------

                  Total current assets                         12,518        168,620        17,164       198,302

        Property, plant, and equipment, net                       124         49,431          --          49,555
        Deferred taxes                                          6,345           --            --           6,345
        Other assets and deferred charges                      14,769          4,519          --          19,288
                                                            ---------      ---------     ---------     ---------

                  Total assets                              $  33,756        222,570        17,164       273,490
                                                            =========      =========     =========     =========

        Liabilities and Stockholders' Equity (Deficit)
        ----------------------------------------------
        Current liabilities:
              Current portion of long-term debt             $   1,250             16          --           1,266
              Accounts payable                                   --           20,164          --          20,164
              Accrued expenses and other                       12,792         13,735           447        26,974
                                                            ---------      ---------     ---------     ---------

                  Total current liabilities                    14,042         33,915           447        48,404

        Long-term debt, excluding current portion             317,656            182          --         317,838
        Other long-term liabilities, excluding current
          portion                                              17,609         13,307          --          30,916
        Intercompany payable                                 (103,825)        91,127        13,933         1,235
                                                            ---------      ---------     ---------     ---------

                  Total liabilities                           245,482        138,531        14,380       398,393

        Minority Interest                                         100           --            --             100
        Stockholders' equity (deficit)                       (211,826)        84,039         2,784      (125,003)
                                                            ---------      ---------     ---------     ---------

                  Total liabilities and stockholders'
                    equity (deficit)                        $  33,756        222,570        17,164       273,490
                                                            =========      =========     =========     =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2000
                                 (In Thousands)

                                                                                                            Non
                                                                              Insilco      Guarantors    Guarantors   Consolidated
                                                                              --------      --------      --------      --------
        Sales                                                                 $   --         273,559        97,289       370,848
        Cost of products sold                                                     --         208,571        58,367       266,938
        Depreciation and amortization                                               26        11,056         3,752        14,834
        Selling, general and administrative expenses                             4,063        31,637        15,900        51,600
                                                                              --------      --------      --------      --------
            Operating income (loss)                                             (4,089)       22,295        19,270        37,476
                                                                              --------      --------      --------      --------
        Other income (expense):
          Interest expense                                                     (29,287)          (53)       (8,931)      (38,271)
          Interest income                                                          202            26           163           391
          Other income, net                                                     (1,025)       (2,295)        2,285        (1,035)
                                                                              --------      --------      --------      --------
            Total other expense                                                (30,110)       (2,322)       (6,483)      (38,915)
                                                                              --------      --------      --------      --------
            Income (loss) from continuing operations before income taxes,
             discontinued operations and extraordinary items                   (34,199)       19,973        12,787        (1,439)
        Income tax benefit (expense)                                              --          16,178       (10,054)        6,124
                                                                              --------      --------      --------      --------
            Income (loss) from continuing operations before
              discontinued operations and extraordinary items                  (34,199)       36,151         2,733         4,685
        Discontinued operations, net of tax:
          Income from operations                                                  --           4,723         1,225         5,948
          Gain on disposal                                                        --          56,705         6,878        63,583
                                                                              --------      --------      --------      --------
               Income from discountinued operations                               --          61,428         8,103        69,531
                                                                              --------      --------      --------      --------
          Extraordinary item, net of tax                                        (3,064)         --            --          (3,064)
                                                                              --------      --------      --------      --------
               Net income (loss)                                              $(37,263)       97,579        10,836        71,152
                                                                              ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1999
                                 (In Thousands)

                                                                                                      Non
                                                                        Insilco      Guarantors    Guarantors   Consolidated
                                                                        --------      --------      --------      --------
        Sales                                                           $   --         248,042          --         248,042
        Cost of products sold                                               --         191,295          --         191,295
        Depreciation and amortization                                         49        10,127          --          10,176
        Selling, general and administrative expenses                       8,520        31,643            51        40,214
        Reorganization expenses                                            3,450         2,337          --           5,787
                                                                        --------      --------      --------      --------
             Operating income (loss)                                     (12,019)       12,640           (51)          570
                                                                        --------      --------      --------      --------
        Other income (expense):
           Interest expense                                              (36,430)          (22)         --         (36,452)
           Interest income                                                   323            62             6           391
           Other income, net                                               9,762        (1,992)        2,223         9,993
                                                                        --------      --------      --------      --------
             Total other income (expense)                                (26,345)       (1,952)        2,229       (26,068)
                                                                        --------      --------      --------      --------
             Income (loss) from continuing operations before income
              taxes and discontinued operations                          (38,364)       10,688         2,178       (25,498)
        Income tax benefit (expense)                                        --          14,183          (551)       13,632
                                                                        --------      --------      --------      --------
             Income (loss) from continuing operations
               before discontinued operations                            (38,364)       24,871         1,627       (11,866)
        Discontinued operations, net of tax:
           Income from operations                                           --          20,538         1,096        21,634
                                                                        --------      --------      --------      --------
             Net income (loss)                                          $(38,364)       45,409         2,723         9,768
                                                                        ========      ========      ========      ========



                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1998
                                 (In Thousands)

                                                                                                        Non
                                                                          Insilco      Guarantors    Guarantors   Consolidated
                                                                          --------      --------      --------      --------
        Sales                                                             $   --         220,939          --         220,939
        Cost of products sold                                                 --         159,727          --         159,727
        Depreciation and amortization                                           72         8,260          --           8,332
        Selling, general and administrative expenses                        10,287        31,051            65        41,403
        Merger Expense                                                      20,890          --            --          20,890
                                                                          --------      --------      --------      --------
             Operating income (loss)                                       (31,249)       21,901           (65)       (9,413)
                                                                          --------      --------      --------      --------
        Other income (expense):
           Interest expense                                                (28,652)           77          --         (28,575)
           Interest income                                                     895            34             4           933
           Other income, net                                                 3,139           (38)         --           3,101
                                                                          --------      --------      --------      --------
             Total other income (expense)                                  (24,618)           73             4       (24,541)
                                                                          --------      --------      --------      --------
             Income (loss) from continuing operations before income
              taxes, discontinued operations and extraordinary items       (55,867)       21,974           (61)      (33,954)
        Income tax benefit                                                    --           9,645           329         9,974
                                                                          --------      --------      --------      --------
             Income (loss) from continuing operations
               before discontinued operations and extraordinary items      (55,867)       31,619           268       (23,980)
        Discontinued operations, net of tax:
           Income from operations                                             --          18,807           980        19,787
                                                                          --------      --------      --------      --------
           Income from discontinued operations                                --          18,807           980        19,787
                                                                          --------      --------      --------      --------
           Income (loss) before extraordinary items                        (55,867)       50,426         1,248        (4,193)
        Extraordinary items, net of tax                                     (5,888)         --            --          (5,888)
                                                                          --------      --------      --------      --------
             Net income (loss)                                            $(61,755)       50,426         1,248       (10,081)
                                                                          ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 2000
                                 (In thousands)

                                                                                                          Non
                                                                           Insilco      Guarantors     Guarantors    Consolidated
                                                                          ---------      ---------      ---------      ---------
        Net cash provided by (used in)
          operating activities                                            $ (99,006)        80,379         34,614         15,987

        Cash flows from investing activities:
              Acquisitions, net of cash acquired                           (145,333)          --          (10,860)      (156,193)
              Other investing activities                                       --              120           --              120
              Capital expenditures, net                                         (11)        (9,507)          (361)        (9,879)
              Discontinued Operations:
                Proceeds from divestitures, net                             202,343           --           15,000        217,343
                Capital expenditures                                           --           (5,146)          (195)        (5,341)
                                                                          ---------      ---------      ---------      ---------

                  Net cash provided by (used in) investing activities        56,999        (14,533)         3,584         46,050
                                                                          ---------      ---------      ---------      ---------

        Cash flows from financing activities:
              Intercompany transfer of funds                                 95,090        (63,289)       (31,801)          --
              Payments on revolving credit facility                         (72,527)          --             --          (72,527)
              Debt issuance and tender costs                                 (6,758)          --             --           (6,758)
              Loan to Insilco Holding Co.                                      (783)           (18)          --             (801)
              Capital and stock transfer                                     (6,810)          --            6,810           --
              Proceeds from (payments on) long term debt                     39,938            (62)          --           39,876
                                                                          ---------      ---------      ---------      ---------

                  Net cash provided by (used in) financing activities        48,150        (63,369)       (24,991)       (40,210)
                                                                          ---------      ---------      ---------      ---------

        Effect of exchange rate changes on cash                                --             --             (120)          (120)
                                                                          ---------      ---------      ---------      ---------

                  Net increase in cash and cash equivalents                   6,143          2,477         13,087         21,707

                  Cash and cash equivalents at
                    beginning of period                                       4,625          1,287            468          6,380
                                                                          ---------      ---------      ---------      ---------
                  Cash and cash equivalents at end
                    of period                                             $  10,768          3,764         13,555         28,087
                                                                          =========      =========      =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1999
                                 (In thousands)

                                                                                         Non
                                                           Insilco      Guarantors    Guarantors   Consolidated
                                                           --------      --------      --------      --------
        Net cash provided by (used in)
          operating activities                             $(50,451)       58,510         4,989        13,048

        Cash flows from investing activities:
             Capital expenditures, net                          (18)       (7,197)         --          (7,215)
             Acquisitions, net of cash acquired             (25,340)         --            --         (25,340)
             Proceeds from disposal of business and
               other investing activities                    18,165           330          --          18,495
             Discontinued operations:
               Capital expenditures                            --          (7,844)       (1,401)       (9,245)
                                                           --------      --------      --------      --------

                 Net cash used in investing activities       (7,193)      (14,711)       (1,401)      (23,305)
                                                           --------      --------      --------      --------

        Cash flows from financing activities:
             Intercompany transfer of funds                  46,765       (43,578)       (3,187)         --
             Proceeds from revolving credit facility         16,207          --            --          16,207
             Funds deposited in excess of retired
               10 1/4% Notes                                  2,032          --            --           2,032
             Loan to Insilco Holding Co.                     (1,756)         --            --          (1,756)
             Payment of prepetition liabilities              (1,086)         --            --          (1,086)
             Retirement of 101/4% Notes                      (1,526)         --            --          (1,526)
             Payments on long term debt                      (4,939)          (16)         --          (4,955)
             Proceeds from minority interest                    100          --            --             100
                                                           --------      --------      --------      --------
                 Net cash provided by (used in)
                   financing activities                      55,797       (43,594)       (3,187)        9,016
                                                           --------      --------      --------      --------

        Effect of exchange rate changes on cash                --            --             (15)          (15)
                                                           --------      --------      --------      --------

                 Net increase (decrease) in cash and
                   cash equivalents                          (1,847)          205           386        (1,256)

                 Cash and cash equivalents at
                   beginning of period                        6,472         1,082            82         7,636
                                                           --------      --------      --------      --------

                 Cash and cash equivalents at end
                   of period                               $  4,625         1,287           468         6,380
                                                           ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1998
                                 (In thousands)

                                                                                                         Non
                                                                          Insilco      Guarantors     Guarantors    Consolidated
                                                                         ---------      ---------      ---------      ---------
        Net cash provided by (used in)
          operating activities                                           $ (38,810)        38,287          3,593          3,070

        Cash flows from investing activities:
            Proceeds from divestitures, net                                 (2,308)          --             --           (2,308)
            Capital expenditures, net                                          (50)        (8,029)          (747)        (8,826)
            Other investing activities                                        (903)           934           --               31
            Discontinued operations:
              Capital expenditures                                            --          (11,329)          --          (11,329)
                                                                         ---------      ---------      ---------      ---------

                 Net cash used in investing activities                      (3,261)       (18,424)          (747)       (22,432)
                                                                         ---------      ---------      ---------      ---------

        Cash flows from financing activities:
            Proceeds from 12% Notes and warrants                           120,000           --             --          120,000
            Equity investment from Insilco Holding Co.                       3,668           --             --            3,668
            Proceeds from stock option exercise                              3,281           --             --            3,281
            Proceeds from loan from Insilco Holding Co.                      2,991           --             --            2,991
            Intercompany transfers to parent                                21,804        (19,000)        (2,804)          --
            Payments on revolving credit facility                          (41,498)          --             --          (41,498)
            Payment of prepetition liabilities                              (2,735)          --             --           (2,735)
            Debt issuance and tender costs                                 (12,415)          --             --          (12,415)
            Proceeds from term credit facility                             125,000           --             --          125,000
            Retirement of 101/4% notes                                    (148,474)          --             --         (148,474)
            Dividend from Holding Co.                                      (30,856)          --             --          (30,856)
            Funds deposited in excess of retired 101/4% notes               (2,032)          --             --           (2,032)
            Payments on long term debt                                        --              (49)          --              (49)
                                                                         ---------      ---------      ---------      ---------

                 Net cash provided by (used in) financing activities        38,734        (19,049)        (2,804)        16,881
                                                                         ---------      ---------      ---------      ---------

        Effect of exchange rate changes on cash                               --             --                3              3
                                                                         ---------      ---------      ---------      ---------

                 Net increase (decrease) in cash and
                   cash equivalents                                         (3,337)           814             45         (2,478)

                 Cash and cash equivalents at
                   beginning of period                                       9,809            268             37         10,114
                                                                         ---------      ---------      ---------      ---------

                 Cash and cash equivalents at end
                   of period                                             $   6,472          1,082             82          7,636
                                                                         =========      =========      =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(10) Other Long-Term Liabilities
     ---------------------------

       A summary of other long-term liabilities at December 31 follows (in thousands):

                                                                      2000          1999
                                                                    --------      --------
        Post-retirement benefits, other than pensions (Note 11)     $  5,123         5,494
        Prepetition and other tax liabilities                         10,776        17,843
        Environmental liabilities                                      5,312         6,411
        Deferred compensation and other                                1,895         2,087
                                                                    --------      --------
                                                                      23,106        31,835
             Less current portion                                       (864)         (919)
                                                                    --------      --------
                                                                    $ 22,242        30,916
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

       The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $5.3 million relating to these environmental matters at December 31, 2000. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon in-house research and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

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

       A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                                        2000                             1999
                                                              -------------------------         -------------------------

                                                               Assets        Accumulated         Assets        Accumulated
                                                               Exceed          Benefits          Exceed          Benefits
                                                             Accumulated        Exceed        Accumulated         Exceed
                                                              Benefits          Assets          Benefits          Assets
                                                              --------         --------         --------         --------
        Changes in benefit obligation:

        Benefit obligation at beginning of year               $ 63,316            4,273           66,316            4,371
        Service cost                                             1,764               56            2,346              311
        Interest cost                                            4,640              330            4,367              300
        Actuarial (gain) loss                                    3,381              220           (1,452)            (519)
        Benefits paid                                          (13,940)            (266)          (8,261)            (190)
                                                              --------         --------         --------         --------
              Benefit obligation at end of year               $ 59,161            4,613           63,316            4,273
                                                              --------         --------         --------         --------

        Change in plan assets:

        Fair value of plan assets at beginning of year        $ 70,895             --             74,650             --
        Actual return on assets                                    (91)            --              4,506             --
        Employer contribution                                     --                266             --                190
        Benefits paid                                          (13,940)            (266)          (8,261)            (190)
                                                              --------         --------         --------         --------
              Fair value of plan asset at end of year           56,864             --             70,895             --
                                                              --------         --------         --------         --------

        Funded status                                           (2,297)          (4,613)           7,579           (4,273)
        Unrecognized net actuarial (gain) loss                     227             (138)          (9,691)            (359)
        Unrecognized prior service costs                          (994)           1,063           (1,064)           1,215
                                                              --------         --------         --------         --------
              Accrued benefit cost                            $ (3,064)          (3,688)          (3,176)          (3,417)
                                                              ========         ========         ========         ========

        Amounts recognized in the statement of
          financial position consist of :
        Accrued benefit liability                             $ (3,064)          (4,392)          (3,176)          (4,043)
        Intangible asset                                          --                704             --                626
                                                              --------         --------         --------         --------
              Net amount recognized                           $ (3,064)          (3,688)          (3,176)          (3,417)
                                                              ========         ========         ========         ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       The components of pension cost follow (in thousands):

                                                   2000         1999         1998
                                                   ----         ----         ----
        Service cost                             $ 1,820        2,657        2,742
        Interest cost                              4,970        4,666        5,644
        Actual return on assets                   (6,191)      (6,572)      (7,409)
        Net amortization and deferral                 81           81          263
        Recognized net actuarial loss (gain)        (254)           5            2
                                                 -------      -------      -------
                  Net pension cost               $   426          837        1,242
                                                 =======      =======      =======

       In addition, the Company recognized pension costs of approximately $366,000 in 2000, $358,000 in 1999 and $384,000 in 1998 related to contributions to multi-employer plans.

       The assumptions used in accounting for the pension plans as of December 31 follow:

                                                           2000      1999
                                                           ----      ----
        Discount Rates                                     7.75%     8.00%
        Rates of increase in compensation levels           4.50%     4.50%
        Expected long-term rate of return on assets        9.00%     9.00%

       In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $445,000 in 2000, $401,000 in 1999 and $311,000 in 1998.

       Post-retirement benefits, other than pensions
       ---------------------------------------------

       A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                      2000         1999
                                                      ----         ----
        Change in benefit obligation:

        Benefit obligation at beginning of year     $ 3,932        4,254
        Interest cost                                   170          288
        Actuarial gain                               (1,663)        (400)
        Benefits paid                                  (140)        (210)
                                                    -------      -------
            Benefit obligation at end of year         2,299        3,932
                                                    -------      -------

        Funded status                                (2,299)      (3,932)
        Unrecognized net actuarial gain              (1,912)        (505)
        Unrecognized prior service cost                (912)      (1,057)
                                                    -------      -------
            Accrued benefit cost                    $(5,123)      (5,494)
                                                    =======      =======

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       The Company maintains three post-retirement health care and life insurance benefit plans, which cover approximately 109 present retirees (the "Retiree Plans"). The Company pays benefits under the plans when due and does not fund its plan obligations as they accrue. These plans are frozen. It has been assumed that plan participant contributions, if any, under these three plans will increase as a result of increases in medical costs.

       The components of net periodic post-retirement (benefit) cost follow (in thousands):

                                                2000       1999       1998
                                                ----       ----       ----
        Interest cost                          $ 170        288        294
        Amortization of prior service cost      (145)      (145)      (145)
        Amortization of unrecognized gain       (155)      --         --
                                               -----      -----      -----
                                               $(130)       143        149
                                               =====      =====      =====

       At December 31, 2000, and 1999, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.75% and 8.0%, respectively. The recorded healthcare cost trend rate assumed in measuring the accumulated post-retirement benefit obligation was 9.0% in 2000, declining to an ultimate rate of 6.0% in 2011 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates in 2000 would have the following effects:

                                                       1-Percentage         1-Percentage
                                                      Point Increase       Point Decrease
                                                      --------------       --------------
       Effect on total of interest cost component           $ 17                 (15)

       Effect on post-retirement benefit obligation        $ 225                (200)

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(12)   Stock-Based Compensation Plans
       ------------------------------

       In connection with the Mergers, the Company adopted on August 17, 1998, the following plans: the Equity Unit Plan and the Stock Option Plan. Following is a description of each respective plan.

       EQUITY UNIT PLAN

       The Equity Unit Plan allowed members of management of the Company to purchase Equity Units, which are considered share equivalents of Holdings stock. The purchase price per unit was $45.00. Participants were allowed to use either deferred compensation or the deferral of future compensation to satisfy the purchase price of the units. The value of the units is determined under an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") formula or by market-related value if the actual common shares of Holdings are listed or quoted for trading on a national exchange or NASDAQ and the aggregate market value held by non-affiliates is $25,000,000 or greater. The total number of units available for purchase under this plan is 88,194. As of December 31, 2000, 1999, and 1998 the number of units outstanding under the plan was 1,983; 38,484; and 77,457, respectively. Upon the occurrence of a Significant Event, (as defined in the Equity Unit Plan), the Company is obligated to pay the participant, at the Company's discretion in cash, common shares, or a combination of both, the value of any units purchased less any purchase price that has not been paid. If the value of the units is less than the amount of remaining purchase price the participant is obligated to satisfy the difference or the Company has the right to offset any amounts owed the participant against the remaining purchase price.

       STOCK OPTIONS

       The Insilco Holding Co. Stock Option Plan provides for the issuance of no more than 200,000 shares of Holdings common stock to eligible employees of the Company. As of December 31, 2000, the Company has 86,000 shares available for future awards under the plan.

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

       Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 2000, 1999 and 1998 under SFAS 123, the Company's net income would have approximated the pro forma amounts below:

                                                  2000        1999       1998
                                                  ----        ----       ----
       Net income (loss)       As reported      $ 71,152      9,768     (10,081)
                                 Pro forma      $ 71,127      9,745     (10,124)

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       A summary of the options granted follows:

                                                                  Weighted
                                                   Number         Average
                                                  of Shares        Price
                                                   -------         -----
        Options outstanding December 31, 1997      740,267         29.17
               Granted                              15,500         33.02
               Forfeited                           (39,067)        35.17
               Exercised                          (108,949)        24.07
               Cancelled at Merger Date           (607,751)        30.04
                                                   -------
        Options outstanding December 31, 1998         --
               Granted                             200,162         45.00
               Forfeited                           (76,150)        45.00
                                                   -------
        Options outstanding December 31, 1999      124,012
               Granted                              27,600         45.00
               Forfeited                           (37,612)        45.00
                                                   -------
        Options outstanding December 31, 2000      114,000         45.00
                                                   =======

       None of the options outstanding at December 31, 2000, 1999, and 1998 were exercisable.

       The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $27.62, $14.41 and $12.84, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.50%, volatility of 40%, and an expected life of 10 years.

(13)   Income Tax Expense
       ------------------

       The components of total income tax expense (benefit) follow (in thousands):

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                                                                    2000          1999          1998
                                                                  --------      --------      --------
        Total income taxes:
        From continuing operations before extraordinary item:
               Current:
                   Federal                                        $ (4,366)          272           206
                   State and Local                                     141            54            20
                   Foreign                                           6,269           749           336
                                                                  --------      --------      --------
                                                                     2,044         1,075           562
                                                                  --------      --------      --------
               Deferred:
                   Federal                                          (7,711)      (15,158)      (10,085)
                   State and Local                                    (530)           45          (476)
                   Foreign                                              73           406            25
                                                                  --------      --------      --------
                                                                    (8,168)      (14,707)      (10,536)
                                                                  --------      --------      --------
                   Total from continuing operations
                   before extraordinary item                        (6,124)      (13,632)       (9,974)
        Discontinued operations                                     47,125        11,771         9,106
        Extraordinary item                                          (1,793)         --          (3,958)
        Stockholders' equity                                          --            --            (939)
                                                                  --------      --------      --------

                   Total income taxes                             $ 39,208        (1,861)       (5,765)
                                                                  ========      ========      ========

       The significant components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):


                                                               2000          1999          1998
                                                               ----          ----          ----
        Deferred tax expense (benefit) exclusive of the
         effects of other components                        $   (922)      (13,725)      (11,877)
        U.S. taxes provided on foreign income                    349          --            --
        Changes in the valuation allowance for deferred
         tax assets allocated to income tax expense           (7,595)         (982)        1,341
                                                            --------      --------      --------
                                                            $ (8,168)      (14,707)      (10,536)
                                                            ========      ========      ========

       Pretax income (loss) from continuing operations by domestic and foreign sources follows (in thousands):

                       2000          1999          1998
                       ----          ----          ----

        Domestic     $(14,824)      (29,052)      (35,594)
        Foreign        13,385         3,554         1,640
                     --------      --------      --------
                     $ (1,439)      (25,498)      (33,954)
                     ========      ========      ========

       Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                                                    2000         1999         1998
                                                    ----         ----         ----
        Computed statutory tax expense            $  (504)      (8,924)     (11,884)
        State and local taxes                        (253)        (647)        (495)
        Amortization of goodwill                    3,924           55         --
        Merger fees                                  --           --          2,555
        Foreign tax rate differential              (1,685)        (403)        (453)
        Professional fees                            --            628         --
        Disposition of operating divisions           --         (2,827)        --
        U.S. taxes provided on foreign income         349         --           --
        Other, net                                   (360)        (248)          10
        Valuation allowance                        (7,595)      (1,266)         293
                                                  -------      -------      -------

               Income tax benefit                 $(6,124)     (13,632)      (9,974)
                                                  =======      =======      =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                                                  2000          1999
                                                                                  ----          ----
        Deferred tax assets:
             Net operating loss carryforwards                                  $ 13,048        27,924
             Accrued liabilities                                                  5,417         6,240
             Pension and other post-retirement benefits                           5,368         6,247
             Tax credits                                                          1,218         9,917
             Other                                                                2,856           555
                                                                               --------      --------
                 Total gross deferred tax assets                                 27,907        50,883
                     Less valuation allowance                                   (17,265)      (32,050)
                                                                               --------      --------

                 Total gross deferred tax assets after valuation allowance       10,642        18,833

        Deferred tax liabilities:
             Plant and equipment                                                 (6,308)       (3,702)
             Other                                                               (2,850)       (1,327)
                                                                               --------      --------
                 Total gross deferred tax liabilities                            (9,158)       (5,029)
                                                                               --------      --------

                     Net deferred tax asset                                    $  1,484        13,804
                                                                               ========      ========

       The net reduction in the valuation allowance for deferred tax assets for the years ended December 31, 2000 and 1999 was $14,785,000 and $3,197,000, respectively. Recognition, if any, of tax benefits subsequent to December 31, 2000 relating to unrecognized deferred tax assets are expected to be allocated to the consolidated statements of operations and additional paid-in capital in the amounts of $9,616,000 and $7,649,000, respectively.

       In order to fully realize the net deferred tax assets recognized, the Company will need to generate future taxable income. Based upon an evaluation of historical and projected future taxable income, the

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       Company believes it is more likely than not that it will generate sufficient future taxable income to realize its net deferred tax asset of $1,484,000 at December 31, 2000. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

       Deferred taxes are not provided on unremitted earnings of certain subsidiaries outside the United States because it is expected that the earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

       The Company is included in the consolidated U.S. Federal income tax return of Holdings, but has computed its provision for income taxes on a separate return basis in accordance with statement of Financial Accounting Standards No. 109. The IRS is presently examining the consolidated Federal income tax returns for tax years 1991 through 1998. Management believes that the ultimate outcome of this examination will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.


(14)   Restructuring and Plant Closing Costs
       -------------------------------------

       During the year ended December 31, 1999, the Company reduced its corporate staff and closed its heat exchanger machinery and equipment manufacturing operation (McKenica).

       As of December 31, 2000, the Company had an accrual of approximately $258,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. A summary of the accrual is as follows (in thousands):

                                                                      As of                            As of
                                      Accruals at        1999        December         2000            December
                                     Restructuring   Cash Outlays    31, 1999      Cash Outlays       31, 2000
                                     -------------------------------------------------------------------------
        Restructuring charges:
           Employee separations         $3,703         (3,004)            699           (669)             30
           Other exit costs              1,579         (1,270)            309           (122)            187
           Remaining noncancellable
            lease costs                    660           (218)            442           (401)             41
                                        --------------------------------------------------------------------
              Total                     $5,942         (4,492)          1,450         (1,192)            258
                                        ====================================================================

 (15)  Related Party Transactions
       --------------------------

       On August 25, 2000, Holdings sold its "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by Holdings' majority shareholders.

       As of December 31, 2000, the Company had an intercompany payable of $0.4 million to Holdings, the parent of the Company (see Note 1). The intercompany payable consisted of a $3.5 million advance to the Company from Holdings, net of $3.1 million of expenses paid by the Company on behalf of Holdings. In 2000, the Company paid DLJSC advisory and retainer fees of $1.0 million and $0.3 million, respectively. In 1999, the Company paid DLJSC advisory and retainer fees of $0.5 million and

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       $0.3 million, respectively. At December 31, 2000, and 1999, the Company had retainer fees payable to DLJSC of $75,000 for investment banking services.

       In 2000, in connection with the amendment and restatement of the Bank Credit Agreement, the Company paid DLJ Capital Funding approximately $5.3 million for services as Lead Arranger and Syndication Agent.

       In 1998, in connection with the sale of the 12% Notes, the Company paid $3.6 million in underwriting fees to DLJSC. In addition the company paid an affiliate of DLJ fees of approximately $3.2 million for services as Lead Arranger and Syndication Agent in connection with the Company's amended and restated Bank Credit Agreement. In connection with the Mergers, DLJ Capital Funding received $1.8 million in fees from the Company to provide a backstop credit facility and the company reimbursed DLJSC approximately $0.2 million for expenses.

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

(16)   Commitments and Contingencies
       -----------------------------

       Rental expense for operating leases totaled $3.1 million, $3.1 million and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. These leases primarily relate to production facilities. Rental income received for subleases for operating leases totaled $0.4 million in 2000, $0.3 million in 1999, and $0.3 million in 1998.

       Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 2000 are as follows: 2001, $2.9 million; 2002, $2.1 million; 2003, $1.7 million; 2004, $0.9 million; 2005, $1.1 million and thereafter, none. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 2000, are as follows: 2001, $0.2 million; 2002, $72,000 and thereafter, none.

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

(17)   Segment Data
       ------------

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       DESCRIPTION OF SEGMENTS

       Due to the sale of the "Automotive Businesses", the Company has changed its basis of segmentation and measurement of segment profit or loss from the December 31, 1999, consolidated financial statements. As a result, the Company is disaggregating and disclosing its operations into three main segments: Custom Assemblies, Passive Components and Precision Stampings. The Custom Assemblies segment primarily designs and assembles custom electronic and fiber-optic cable, wire harness and electromechanical assemblies. The Passive Components segment designs, manufacturers and globally distributes high-speed data connector systems and power transformers. The Precision Stampings segment designs and manufactures precision stampings and wire-formed parts.

       The Company has included in its Other segment two operating units that fall below the quantitative reporting thresholds and do not meet all the criteria for aggregation with the Company's reportable segments. These operations are a manufacturer of high speed welded tube mills and other machinery and equipment for automotive suppliers and OEM and a welded stainless steel tubing manufacturer that provides tubing and tubing products to distributors, recreational marine and transportation markets. Both of these operating units were divested in 1999.

       MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

       The Company uses "EBITDA", which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, as a basis and manner for presenting and using financial data to assist it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation. The accounting policies used in preparing the following segment data are the same as those described in Note 2, "Significant Accounting Policies". The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees, and deferred tax assets.

       FACTORS USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS

       The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. Reportable segments were determined using a management approach and are consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

       Operations within segments have been aggregated on the basis of similar economic characteristics, products or services, purposes or end uses, production processes, geographic marketing areas and methods, distribution methods, and regulatory environments. Consideration has been given to ensure

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       that the aggregation of the Company's operations helps users better understand the Company's performance and assess its future cash flows.

       Summary financial information by business segment is as follows (in thousands):

                                                                               Year Ended December 31,
                                                                       ---------------------------------------
                                                                          2000           1999           1998
                                                                          ----           ----           ----
       Net Sales:
            Custom assemblies                                          $ 187,526         66,452         57,089
            Precision Stampings                                           78,209         75,029         43,512
            Passive Components                                           105,113         88,494         89,180
                                                                       ---------      ---------      ---------
               On-going operations                                       370,848        229,975        189,781
            Other                                                           --           18,067         31,158
                                                                       ---------      ---------      ---------

               Total                                                   $ 370,848        248,042        220,939
                                                                       =========      =========      =========
        Loss from continuing operations before income taxes
            discontinued operations and extraordinary items
            Custom assemblies                                          $  29,613          5,725          7,114
            Precision stampings                                           10,867          8,628          6,887
            Passive components                                            17,275         13,795         14,319
               Corporate operating expenses                               (3,570)        (5,895)        (7,680)
                                                                       ---------      ---------      ---------
               On-going operations                                        54,185         22,253         20,640
            Other                                                           --            1,136          2,263
                                                                       ---------      ---------      ---------
               Earnings before interest, taxes
                 depreciation and amortization                            54,185         23,389         22,903
            Depreciation                                                 (14,834)       (10,176)        (8,332)
            Unallocated legal expenses                                      (493)        (2,653)        (1,272)
            Severance and write-downs                                     (1,382)        (4,203)        (1,822)
            Restructuring charge and merger fees                            --           (5,787)       (20,890)
                                                                       ---------      ---------      ---------

                   Total operating income (loss)                          37,476            570         (9,413)
            Interest expense                                             (38,271)       (36,452)       (28,575)
            Interest income                                                  391            391            933
            Other income, net                                             (1,035)         9,993          3,101
                                                                       ---------      ---------      ---------
               Loss from continuing operations before income taxes
               discontinued operations and extraordinary items         $  (1,439)       (25,498)       (33,954)
                                                                       =========      =========      =========

            Net income (loss)                                          $  71,152          9,768        (10,081)
                                                                       =========      =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

       A summary of depreciation and amortization expense by segment at December 31 follows (in thousands):


                                  2000        1999        1998
                                  ----        ----        ----

        Custom assemblies       $ 5,986       1,434         973
        Precision stampings       4,303       3,895       2,141
        Passive components        4,519       4,248       4,102
        Other                      --           550       1,044
        Corporate                    26          49          72
                                -------     -------     -------
                  Total         $14,834      10,176       8,332
                                =======     =======     =======

       A summary of capital expenditures by segment at December 31 follows (in thousands):

                                 2000       1999       1998
                                 ----       ----       ----

        Custom assemblies       $2,531      1,267        809
        Precision stampings      4,442      3,705      2,174
        Passive components       2,886      2,161      4,943
        Other                     --           64        850
        Corporate                   20         18         50
                                ------     ------     ------
                  Total         $9,879      7,215      8,826
                                ======     ======     ======

       A summary of identifiable assets by segment at December 31 follows (in thousands):

                                  2000         1999
                                  ----         ----

        Custom assemblies       $217,739       29,220
        Precision stampings       52,563       52,233
        Passive components        57,431       51,124
        Corporate                 24,760       33,624
                                --------     --------

                  Total         $352,493      166,201
                                ========     ========

       The significant increase in identifiable assets of Custom Assemblies relates to the acquisitions of TAT in February 2000 and Precision Cable in August 2000 (see Note 1).

       A summary of long-lived assets by geographic region is as follows (in thousands):

                              2000         1999
                              ----         ----

        United States       $109,018       75,188
        Canada                85,409         --
                            --------     --------

                  Total     $194,427       75,188
                            ========     ========

       Summary of export sales by geographic region is as follows (in thousands):

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                              2000        1999        1998
                              ----        ----        ----

        Europe              $29,130      23,843      22,038
        Asia                 21,473       8,248       8,439
        Canada                5,480       2,771       3,063
        Mexico                1,330         532         788
        Other                 1,647         900       1,536
                            -------     -------     -------

                  Total     $59,060      36,294      35,864
                            =======     =======     =======

       Net sales are attributed to countries based on the location of customers.

       MAJOR CUSTOMERS

       In 2000, revenues from two telecommunication and computer OEMs accounted for approximately 16% each of the Company's consolidated revenues. In 1999, no company accounted for more than 10% of the Company's consolidated revenues. In 1998, one telecommunication and computer OEM accounted for approximately 11% of the Company's consolidated revenue.

(18)   Subsequent Events
       -----------------

       On January 10, 2001, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet") that the Company did not already own. The Company had already owned approximately 16% of the outstanding equity interests. InNet, now a wholly-owned subsidiary, is a California-based designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under the Company's Term B Facility provided for under the Company's August 25, 2000 amended and restated Bank Credit Agreement. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.5 million. The acquisition will be accounted for as a purchase, and the preliminary excess of the purchase price over indentifiable assets acquired is $37.9 million, which will be amortized on a straight-line basis over 20 years. The Company expects to have adjustments to this preliminary amount resolved within one year. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

 Exhibits

   *2(a) - Agreement and Plan of Merger, dated as of March 24, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(n) to the Registration Statement on Form S-4 (File No. 333-51145)) of Insilco Corporation.

   *2(b) - Amendment No. 1 to the Agreement and Plan of Merger, dated June 8, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(r) to the Registration Statement on From S-4 (File No. 333-51145) of Insilco Corporation).

   *2(c) - Transaction Agreement dated July 20, 2000, by and among Insilco Holding Co.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                (and certain of its subsidiaries) and ThermaSys Holding Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26, 2000 (File No. 0-22098)).

    3(a) - Certificate of Amendment of Certificate of Incorporation as filed August 25, 2000.

   *3(b) - Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by Insilco Corporation on August 18, 1998 (File No. 0-22098)).

   *4(a) - Investors' Agreement, dated as of August 17, 1998, among Insilco Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco Holding Co.)

   *4(b) - Indenture, dated as of November 9, 1998, between Insilco Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

   *4(c) - First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

   *4(d) - Exchange and Registration Rights Agreement, dated as of November 9, 1998, between Insilco Corporation and Donaldson, Lufkin & Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

   *4(e) - Indenture, dated as of August 12, 1997, between Insilco Corporation and the Trustee (Exhibit 4(j) to the Registration Statement on From S-4 (file No. 333-36523) of Insilco Corporation).

   *4(f) - Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k) to the Registration Statement on From S-4 (File No. 333-36523) of Insilco Corporation).

   *4(g) - Purchase Agreement, dated as of August 7, 1997, among Insilco Corporation and Goldman Sachs & Co., McDonald & Company Securities, Inc. and Citicorp Securities Inc. (the "Initial purchasers") (Exhibit 4(l) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

   *4(h) - Exchange and Registration Rights Agreement, dated as of August 12, 1997, between Insilco Corporation and the Initial Purchasers (Exhibit 4(m) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

   *4(i) - Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

  *10(a) - Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.)**

  *10(b) - Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.)**

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

  *10(c) - Insilco Holding Co. and Insilco Corporation Equity Unit Plan (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61811) of Insilco Holding Co.) **

  *10(d) - Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, DLJ Capital Funding, Inc. and The First National Bank of Chicago (Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

  *10(e) - Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990, entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10 Registration Statement (File No. 0-22098) of Insilco Corporation).

  *10(f) - Form of Income Protection Agreement adopted by Insilco Corporation as of December, 1996, entered into between Insilco Corporation and the officers identified in Exhibit 10(f) (Exhibit 10(h) to From 10-K for the year ended December 31, 1996, (File No. 0-22098) of Insilco Corporation).

  *10(g) - Credit Agreement dated August 25, 2000, among Insilco Technologies, Inc., T.A.T. Technology, Inc., Various Financial Institutions, Bank One, NA, DLJ Capital Funding, Inc., and Huntington Bank (Exhibit 99(b) to Current Report on Form 8-K filed by Insilco Technologies, Inc., on September 7, 2000 (File No. 0-22098)).

   21    -      Subsidiaries of Insilco Technologies, Inc.

   23(a) -      Consent of KPMG LLP.

   24    -      Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

   *25   -      Statement of Eligibility and Qualification Under the Trust
                Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form
                S-4 (File No. 333-36523) of Insilco Corporation).

99(a)    -      Schedule II - Valuation and Qualifying Accounts.

------------

*        Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

                                 EXHIBIT LISTING
                                 ---------------

*2(a)   -    Agreement and Plan of Merger, dated as of March 24, 1998, among
             Insilco Corporation, INR Holding Co., and Silkworm Acquisition
             Corporation (Exhibit 10(n) to the Registration Statement on Form
             S-4 (File No. 333-51145)) of Insilco Corporation.

*2(b)   -    Amendment No. 1 to the Agreement and Plan of Merger, dated June 8,
             1998, among Insilco Corporation, INR Holding Co., and Silkworm
             Acquisition Corporation (Exhibit 10(r) to the Registration
             Statement on From S-4 (File No. 333-51145) of Insilco Corporation).

*2(c)   -    Transaction Agreement dated July 20, 2000, by and among Insilco
             Holding Co. (and certain of its subsidiaries) and ThermaSys Holding
             Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26,
             2000 (File No. 0-22098)).

3(a)    -    Certificate of Amendment of Certificate of Incorporation as filed
             August 25, 2000.

*3(b)   -    Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by
             Insilco Corporation on August 18, 1998 (File No. 0-22098)).

*4(a)   -    Investors' Agreement, dated as of August 17, 1998, among Insilco
             Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco
             Holding Co.)

*4(b)   -    Indenture, dated as of November 9, 1998, between Insilco
             Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco
             Corporation).

*4(c)   -    First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco
             Corporation).

*4(d)   -    Exchange and Registration Rights Agreement, dated as of November 9,
             1998, between Insilco Corporation and Donaldson, Lufkin & Jenrette
             Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco
             Corporation).

*4(e)   -    Indenture, dated as of August 12, 1997, between Insilco Corporation and the Trustee (Exhibit 4(j) to the Registration Statement on From
             S-4 (file No. 333-36523) of Insilco Corporation).

*4(f)   -    Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k) to the Registration Statement on From S-4 (File No. 333-36523) of
             Insilco Corporation).

*4(g)   -    Purchase Agreement, dated as of August 7, 1997, among Insilco
             Corporation and Goldman Sachs & Co., McDonald & Company Securities,
             Inc. and Citicorp Securities Inc. (the "Initial purchasers")
             (Exhibit 4(l) to the Registration Statement on Form S-4 (File No.
             333-36523) of Insilco Corporation).

*4(h)   -    Exchange and Registration Rights Agreement, dated as of August 12,
             1997, between Insilco Corporation and the Initial Purchasers
             (Exhibit 4(m) to the Registration Statement on Form S-4 (File No.
             333-36523) of Insilco Corporation).

*4(i)   -    Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco
             Corporation).

*10(a)  -    Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to the
             Registration Statement on Form S-8 (File No. 333-61809) of Insilco
             Holding Co.)**

*10(b)  -    Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the
             Registration Statement on Form S-8 (File No. 333-61809) of Insilco
             Holding Co.)**

*10(c)  -    Insilco Holding Co. and Insilco Corporation Equity Unit Plan
             (Exhibit 4(c) to the Registration Statement on Form S-8 (File No.
             333-61811) of Insilco Holding Co.) **

*10(d)  -    Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin &
             Jenrette Securities Corporation, DLJ Capital Funding, Inc. and The
             First National Bank of Chicago (Exhibit 10.4 to the Registration
             Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(e)  -    Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990, entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form
             10 Registration Statement (File No. 0-22098) of Insilco
             Corporation).

*10(f)  -    Form of Income Protection Agreement adopted by Insilco Corporation as of December, 1996, entered into between Insilco Corporation and the officers identified in Exhibit 10(f) (Exhibit 10(h) to From
             10-K for the year ended December 31, 1996, (File No. 0-22098) of
             Insilco Corporation).

*10(g)  -    Credit Agreement dated August 25, 2000, among Insilco Technologies,
             Inc., T.A.T. Technology, Inc., Various Financial Institutions, Bank
             One, NA, DLJ Capital Funding, Inc., and Huntington Bank (Exhibit
             99(b) to Current Report on Form 8-K filed by Insilco Technologies,
             Inc., on September 7, 2000 (File No. 0-22098)).

21      -    Subsidiaries of Insilco Technologies, Inc.

23(a)   -    Consent of KPMG LLP.

24      -    Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

*25     -    Statement of Eligibility and Qualification Under the Trust
             Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4
             (File No. 333-36523) of Insilco Corporation).

99(a)   -    Schedule II - Valuation and Qualifying Accounts.
------------

*    Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.