Form 10-Q
period 2001-03-31
INSILCO TECHNOLOGIES INC
filed 2001-05-15
CIK 863204

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

                For the quarterly period ended March 31, 2001

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                         Commission File Number: 0-22098


                           INSILCO TECHNOLOGIES, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2001, 100 shares of common stock, $.001 par value, were outstanding.

================================================================================

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------

         Item 1. Financial Statements (unaudited)                             4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         20

         Item 3. Quantitative and Qualitative Disclosure About Market Risk   23



PART II. OTHER INFORMATION
--------------------------

         Item 1. Legal Proceedings                                           24

         Item 2. Changes in Securities and Use of Proceeds                   24

         Item 3. Defaults upon Senior Securities                             24

         Item 4. Submission of Matters to a Vote of Securities Holders       24

         Item 5. Other Information                                           24

         Item 6. Exhibits and Reports on Form 8-K                            24

                          PART I. FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                   Page
         --------------------------------                                   ----

         Condensed Consolidated Balance Sheets at
         March 31, 2001 and December 31, 2000                                 4


         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2001 and 2000                   5


         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2001 and 2000                   6


         Notes to the Condensed Consolidated Financial Statements             7


         Independent Auditors' Review Report                                 19

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                           As of
                                                               ------------------------------
                                                                 March 31,       December 31,
                                                                   2001              2000
                                                               ------------      ------------
                                                                (Unaudited)        (Note 1)
                                     ASSETS
Current assets:                      ------
   Cash and cash equivalents                                   $     44,490            28,087
   Trade receivables, net                                            51,804            61,609
   Other receivables                                                  2,254             1,818
   Inventories, net                                                  58,707            58,779
   Deferred taxes                                                     2,351             2,373
   Prepaid expenses and other current assets                          4,169             5,400
                                                               ------------      ------------
   Total current assets                                             163,775           158,066

Property, plant and equipment, net                                   59,722            58,274
Deferred taxes                                                        1,393              --
Goodwill, net                                                       157,417           121,326
Other assets and deferred charges                                    13,841            14,827
                                                               ------------      ------------
   Total assets                                                $    396,148           352,493
                                                               ============      ============
                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------
Current liabilities:
   Current portion of long-term debt                           $      5,201             5,120
   Accounts payable                                                  30,565            28,655
   Accrued expenses                                                  31,541            34,369
   Income taxes payable                                              23,114            24,991
   Other current liabilities                                          4,387             7,431
                                                               ------------      ------------
   Total current liabilities                                         94,808           100,566

Long-term debt, excluding current portion                           336,383           279,572
Other long-term obligations, excluding current portion               22,180            22,242
Amounts due to Insilco Holding Co.                                      441               434
Stockholder's deficit:
   Common stock, $.001 par value; 1,000 shares authorized;
      100 shares issued and outstanding at March 31, 2001
      and December 31, 2000                                            --                --
   Additional paid-in capital                                         8,070             8,070
   Accumulated deficit                                              (59,708)          (54,816)
   Accumulated other comprehesive loss                               (6,026)           (3,575)
                                                               ------------      ------------
      Shareholder's deficit                                          57,664            50,321
Contingencies (See Note 5)

   Total liabilities and stockholder's deficit                 $    396,148           352,493
                                                               ============      ============
See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------
Net sales                                                   $ 79,990        78,365
Cost of products sold                                         63,633        57,280
Depreciation and amortization                                  5,124         3,030
Selling, general and administrative expenses                   9,378        10,963
                                                            --------      --------
   Operating income                                            1,855         7,092
                                                            --------      --------

Other income (expense):
   Interest expense                                           (9,045)       (9,449)
   Interest income                                               260            97
   Other income, net                                             363          (321)
                                                            --------      --------
       Total other expense                                    (8,422)       (9,673)
                                                            --------      --------

   Loss before income taxes and discontinued operations       (6,567)       (2,581)

Income tax benefit                                             1,675           602
                                                            --------      --------
   Loss before discontinued operations                        (4,892)       (1,979)
                                                            --------      --------
Discontinued operations, net of tax:
   Income from operations                                       --           1,307
   Gain on sale                                                 --          43,038
                                                            --------      --------
   Income from discontinued operations                          --          44,345
                                                            --------      --------
Net income (loss)                                           $ (4,892)       42,366
                                                            ========      ========


See accompanying notes to the unaudited condensed consolidated financial statements.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    2001            2000
                                                                 ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                             $   (4,892)         42,366
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Net income from discontinued operations                           --            (1,307)
     Depreciation and amortization                                    5,124           3,030
     Deferred taxes                                                  (1,371)            791
     Other noncash charges and credits                                  526             369
     Change in operating assets and liabilities:
       Receivables                                                   13,369          (8,153)
       Inventories                                                    4,350          (1,600)
       Prepaids                                                       1,304            (123)
       Payables                                                        (830)          1,900
       Other current liabilities and other                           (9,858)         (3,197)
     Discontinued operations:
       Gain on sale                                                    --           (43,038)
       Depreciation                                                    --             2,683
       Changes in discontinued operations                              --             5,378
                                                                 ----------      ----------
         Net cash provided by (used in) operating activities          7,722            (901)
                                                                 ----------      ----------
Cash flows from investing activities:
   Capital expenditures                                              (2,827)         (1,865)
   Acquisitions, net of cash acquired                               (44,523)        (89,734)
   Other investing activities                                             4            --
     Discontinued operations:
       Proceeds from sale                                              --            72,845
       Capital expenditures                                            --            (2,128)
                                                                 ----------      ----------
         Net cash used in investing activities                      (47,346)        (20,882)
                                                                 ----------      ----------
Cash flows from financing activities:
       Proceeds from (payments of) long-term debt                    23,676          (1,073)
       Loan to Insilco Holding Co.                                        7             104
       Proceeds from revolving credit facility                       33,000          37,646
                                                                 ----------      ----------
         Net cash provided by financing activities                   56,683          36,677
                                                                 ----------      ----------
Effect of exchange rate changes on cash                                (656)            (75)
                                                                 ----------      ----------
         Net increase in cash and cash equivalents                   16,403          14,819
Cash and cash equivalents at beginning of period                     28,087           6,380
                                                                 ----------      ----------
Cash and cash equivalents at end of period                       $   44,490          21,199
                                                                 ==========      ==========
Interest paid                                                    $   11,542          12,166
                                                                 ==========      ==========
Income taxes paid                                                $    1,621           1,050
                                                                 ==========      ==========


See accompanying notes to the unaudited condensed consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001
(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Insilco Technologies and Subsidiaries (the "Company") is a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     On February 11, 2000, the Company sold its "Specialty Publishing Business", Taylor Publishing Company to TP Acquisition Corp, a wholly owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working adjustments were used to reduce borrowings under the Company's Term Credit Facility. The gain on the sale was $43.0 million, net of taxes of $23.6 million.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


(3)  Acquisitions
     ------------
     On January 10, 2001, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet") that the Company did not already own. The Company had already owned approximately 16% of the outstanding equity interests. InNet, now a wholly-owned subsidiary, is a California-based designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under the Company's Term B Facility provided for under the Company's August 25, 2000 amended and restated Bank Credit Agreement. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.5 million. The acquisition will be accounted for as a purchase, and the preliminary excess of the purchase price over identifiable assets acquired is $37.9 million, which will be amortized on a straight-line basis over 20 years. The Company expects to have adjustments to this preliminary amount resolved within one year and does not expect these adjustments to be material. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

     On August 25, 2000, the Company purchased Precision Cable Manufacturing (Precision) for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under Insilco's amended credit facility. The purchase method of accounting has been used to account for the purchase; accordingly, the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The preliminary excess of the purchase price over net identifiable assets acquired is $37.9 million, and is being amortized on a straight-line basis over 20 years. The Company expects any adjustments to the excess to be resolved within one year of the purchase and does not expect these adjustments to be material. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission.

     On February 17, 2000, the Company, through two newly created wholly owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc., purchased 9011-7243 Quebec Inc. The surviving company, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under Insilco's Term Credit Facility. The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.4 million, and is being amortized on a straight-line basis over 20 years.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

     As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months ended March 31, 2001 and 2000, which assume the transactions occurred at the beginning of the period are as follows (in thousands):
                                          Three months ended
                                               March 31,
                                        -----------------------
                                           2001         2000
                                        -----------------------
     Net Sales                          $  79,990        98,511

     Loss from continuing operations    $  (4,892)       (6,147)


(4)  Inventories
     -----------
     Inventories consisted of the following (in thousands):

                                                 As of
                                        March 31,    December 31,
                                          2001          2000
                                        ---------     ---------
     Raw materials and supplies         $  29,828        31,620
     Work-in-process                       10,813        11,234
     Finished goods                        18,066        15,925
                                        ---------     ---------
     Total inventories                  $  58,707        58,779
                                        =========     =========

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

     DESCRIPTION OF SEGMENTS

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

     MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company uses EBITDA, which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, as a basis and manner for presenting and using

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


     financial data to assist it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation. The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees, and deferred tax assets.

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

     Summary financial information by business segment is as follows (in thousands):

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

                                                  Three-Months Ended
                                                       March 31,
                                                ----------------------
                                                  2001          2000
                                                --------      --------
NET SALES:
  Custom Assemblies                             $ 38,334        32,499
  Passive Components                              24,563        24,735
  Precision Stampings                             17,093        21,131
                                                --------      --------
     Total net sales                            $ 79,990        78,365
                                                ========      ========

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES:
  Custom Assemblies                             $  5,329         4,451
  Passive Components                               1,886         4,454
  Precision Stampings                                838         2,786
  Unallocated operating amount:
     Corporate operating expenses                   (754)       (1,058)
                                                --------      --------
  Earnings before interest, taxes
     depreciation and amortization (EBITDA)        7,299        10,633
  Depreciation and amortization                   (5,124)       (3,030)
  Unallocated non-operating amounts:
     Significant legal expense                       (25)         --
     Severance                                      (295)         (511)
                                                --------      --------
     Total operating income                        1,855         7,092
  Interest expense                                (9,045)       (9,449)
  Interest income                                    260            97
  Other income, net                                  363          (321)
                                                --------      --------
  Loss from continuing operations
     before income taxes                        $ (6,567)       (2,581)
                                                ========      ========
Loss before discontinued operations             $ (4,892)       (1,979)
                                                ========      ========



A summary of identifiable assets by segment follows (in thousands):


                                                        As of
                                                March 31,    December 31,
                                                  2001          2000
                                                --------      --------
     Custom Assemblies                          $200,372       217,739
     Passive Components                           98,736        57,431
     Precision Stampings                          51,472        52,563
     Corporate                                    45,568        24,760
                                                --------      --------
     Total                                      $396,148       352,493
                                                ========      ========

The significant increase in identifiable assets of Passive Components relates to the acquisition of InNet in January 2001 (see Note 3).

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


(7)  Comprehensive Income
     --------------------
     Comprehensive income (loss) was ($7,343,000) and $41,689,000 for the three months ended March 31, 2001 and 2000, respectively, including other comprehensive loss consisting of foreign currency translation losses totaling ($2,451,000) and ($677,000), respectively.

(8)  Related Party Transactions
     --------------------------
     The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") retainer fees of $0 and $75,000 year to date March 31, 2001 and 2000, respectively. The Company had a payable to DLJSC for retainer fees related to investment banking services of $150,000 and $75,000 at March 31, 2001 and 2000. The Company paid $0.6 million in underwriting fees to Credit Suisse First Boston in the first quater of 2001.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(9)  Guarantor Subsidiaries cont'd
     -----------------------------
                      Condensed Consolidating Balance Sheet
                                 March 31, 2001
                                 (In thousands)

                                                                                          Non
ASSETS:                                              Insilco          Guarantors       Guarantors       Consolidated
------                                             ------------      ------------     ------------      ------------
Current assets:
    Cash and cash equivalents                      $     30,153             4,410            9,927            44,490
    Trade receivables, net                                 --              46,616            5,188            51,804
    Other receivables                                     1,716               538             --               2,254
    Inventories, net                                       --              54,888            3,819            58,707
    Deferred taxes                                        2,351              --               --               2,351
    Prepaid expenses and other current assets               181             3,966               22             4,169
                                                   ------------      ------------     ------------      ------------
        Total current assets                             34,401           110,418           18,956           163,775

Property, plant, and equipment, net                          66            57,987            1,669            59,722
Other assets and deferred charges                        10,851            79,491           82,309           172,651
                                                   ------------      ------------     ------------      ------------
        Total assets                               $     45,318           247,896          102,934           396,148
                                                   ============      ============     ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
    Current portion of long-term debt              $      5,000               201             --               5,201
    Accounts payable                                       --              29,301            1,264            30,565
    Accrued expenses and other                           30,467             8,438           20,137            59,042
                                                   ------------      ------------     ------------      ------------

        Total current liabilities                        35,467            37,940           21,401            94,808

Long-term debt, excluding current portion               246,127               256           90,000           336,383
Other long-term liabilities, excluding current
  portion                                                19,467             2,713             --              22,180
Intercompany payable                                    (57,136)           69,580          (12,003)              441
                                                   ------------      ------------     ------------      ------------

        Total liabilities                               243,925           110,489           99,398           453,812
Stockholder's equity (deficit)                         (198,607)          137,407            3,536           (57,664)
                                                   ------------      ------------     ------------      ------------
        Total liabilities and stockholder's
          equity (deficit)                         $     45,318           247,896          102,934           396,148
                                                   ============      ============     ============      ============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(9)  Guarantor Subsidiaries cont'd
     -----------------------------
                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                 (In thousands)

                                                                                          Non
Assets:                                               Insilco         Guarantors       Guarantors       Consolidated
-------                                            ------------      ------------     ------------      ------------
Current assets:
    Cash and cash equivalents                      $     10,768             3,764           13,555            28,087
    Trade receivables, net                                 --              47,932           13,677            61,609
    Other receivables                                       936               710              172             1,818
    Inventories, net                                       --              54,212            4,567            58,779
    Deferred taxes                                        2,373              --               --               2,373
    Prepaid expenses and other current assets               165             5,219               16             5,400
                                                   ------------      ------------     ------------      ------------
        Total current assets                             14,242           111,837           31,987           158,066

Property, plant, and equipment, net                          69            56,417            1,788            58,274
Other assets and deferred charges                        10,471            42,053           83,629           136,153
                                                   ------------      ------------     ------------      ------------
        Total assets                               $     24,782           210,307          117,404           352,493
                                                   ============      ============     ============      ============

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
    Current portion of long-term debt              $      5,000               120             --               5,120
    Accounts payable                                       --              25,180            3,475            28,655
    Accrued expenses and other                           29,120            15,907           21,764            66,791
                                                   ------------      ------------     ------------      ------------

        Total current liabilities                        34,120            41,207           25,239           100,566

Long-term debt, excluding current portion               189,307               265           90,000           279,572
Other long-term liabilities, excluding current
  portion                                                14,957             7,285             --              22,242
Intercompany payable                                    (56,094)           67,688          (11,160)              434
                                                   ------------      ------------     ------------      ------------
        Total liabilities                               182,290           116,445          104,079           402,814

Stockholder's equity (deficit)                         (157,508)           93,862           13,325           (50,321)
                                                   ------------      ------------     ------------      ------------
        Total liabilities and stockholder's
          equity (deficit)                         $     24,782           210,307          117,404           352,493
                                                   ============      ============     ============      ============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(9)  Guarantor Subsidiaries cont'd
     -----------------------------

                 Condensed Consolidating Statement of Operations
                        Three Months Ended March 31, 2001
                                 (In Thousands)

                                                                                          Non
                                                     Insilco          Guarantors       Guarantors       Consolidated
                                                   ------------      ------------     ------------      ------------
Sales                                              $       --              70,427            9,563            79,990
Cost of products sold                                      --              58,041            5,592            63,633
Depreciation and amortization                                 4             4,047            1,073             5,124
Selling, general and administrative expenses                779             8,774             (175)            9,378
                                                   ------------      ------------     ------------      ------------
    Operating income (loss)                                (783)             (435)           3,073             1,855
                                                   ------------      ------------     ------------      ------------
Other income (expense):
    Interest expense                                     (6,594)              (10)          (2,441)           (9,045)
    Interest income                                         128                39               93               260
    Other income, net                                       903              (828)             288               363
                                                   ------------      ------------     ------------      ------------
    Total other expense                                  (5,563)             (799)          (2,060)           (8,422)
                                                   ------------      ------------     ------------      ------------

Income (loss) from before income taxes                   (6,346)           (1,234)           1,013            (6,567)

Income tax benefit (expense)                              1,740               672             (737)            1,675
                                                   ------------      ------------     ------------      ------------
    Net income (loss)                              $     (4,606)             (562)             276            (4,892)
                                                   ============      ============     ============      ============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(9)  Guarantor Subsidiaries cont'd
     -----------------------------

                 Condensed Consolidating Statement of Operations
                        Three Months Ended March 31, 2000
                                 (In Thousands)

                                                                                                Non
                                                          Insilco          Guarantors        Guarantors       Consolidated
                                                        ------------      ------------      ------------      ------------
Sales                                                   $       --              63,774            14,591            78,365
Cost of products sold                                           --              48,235             9,045            57,280
Depreciation and amortization                                      6             2,505               519             3,030
Selling, general and administrative expenses                   1,058             7,244             2,661            10,963
                                                        ------------      ------------      ------------      ------------
        Operating income (loss)                               (1,064)            5,790             2,366             7,092
                                                        ------------      ------------      ------------      ------------

Other income (expense):
    Interest expense                                          (8,283)               (8)           (1,158)           (9,449)
    Interest income                                               54                22                21                97
    Other income, net                                            (40)             (297)               16              (321)
                                                        ------------      ------------      ------------      ------------
        Total other expense                                   (8,269)             (283)           (1,121)           (9,673)
                                                        ------------      ------------      ------------      ------------

    Income (loss) from continuing operations before
      income taxes and discontinued operations                (9,333)            5,507             1,245            (2,581)

Income tax benefit (expense)                                   1,195              (161)             (432)              602
                                                        ------------      ------------      ------------      ------------

    Income (loss) from continuing operations
      before discontinued operations                          (8,138)            5,346               813            (1,979)

Discontinued operations, net of tax:
    Income from operations                                      --                 918               389             1,307
    Gain on Sale                                                --              43,038              --              43,038
                                                        ------------      ------------      ------------      ------------
    Income from discontinued operations, net of tax             --              43,956               389            44,345
                                                        ------------      ------------      ------------      ------------
    Net income (loss)                                   $     (8,138)           49,302             1,202            42,366
                                                        ============      ============      ============      ============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(9)  Guarantor Subsidiaries cont'd
     -----------------------------

                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 2001
                                 (In thousands)

                                                                                                         Non
                                                                   Insilco          Guarantors        Guarantors       Consolidated
                                                                 ------------      ------------      ------------      ------------
Net cash provided by (used in)
    operating activities                                         $     (6,050)           12,869             1,528             8,347

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                (45,148)             --                --             (45,148)
    Other investing activities                                           --                   4              --                   4
    Capital expenditures, net                                              (1)           (2,826)             --              (2,827)
                                                                 ------------      ------------      ------------      ------------
        Net cash used in investing activities                         (45,149)           (2,822)             --             (47,971)
                                                                 ------------      ------------      ------------      ------------

Cash flows from financing activities:
    Intercompany transfer of funds                                     13,764            (9,264)           (4,500)             --
    Proceeds from revolving credit facility                            33,000              --                --              33,000
    Loan to Insilco Holding Co.                                             7              --                --                   7
    Proceeds from (payments on) long term debt                         23,813              (137)             --              23,676
                                                                 ------------      ------------      ------------      ------------
        Net cash provided by (used in) financing activities            70,584            (9,401)           (4,500)           56,683
                                                                 ------------      ------------      ------------      ------------
Effect of exchange rate changes on cash                                  --                --                (656)             (656)
                                                                 ------------      ------------      ------------      ------------
        Net increase (decrease) in cash and cash equivalents           19,385               646            (3,628)           16,403

        Cash and cash equivalents at beginning of period               10,768             3,764            13,555            28,087
                                                                 ------------      ------------      ------------      ------------
        Cash and cash equivalents at end  of period              $     30,153             4,410             9,927            44,490
                                                                 ============      ============      ============      ============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2001

(9)  Guarantor Subsidiaries cont'd
     -----------------------------

                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 2000
                                 (In thousands)

                                                                                               Non
                                                        Insilco          Guarantors        Guarantors       Consolidated
                                                      ------------      ------------      ------------      ------------
Net cash provided by (used in)
    operating activities                              $     (8,401)           (1,202)            8,702              (901)

Cash flows from investing activities:
    Capital expenditures, net                                   (2)           (1,813)              (50)           (1,865)
    Acquisitions, net of cash acquired                     (89,734)             --                --             (89,734)
    Discontinued operations:
        Proceeds from sale                                  72,845              --                --              72,845
        Capital expenditures                                  --              (2,070)              (58)           (2,128)
                                                      ------------      ------------      ------------      ------------
        Net cash used in investing activities              (16,891)           (3,883)             (108)          (20,882)
                                                      ------------      ------------      ------------      ------------

Cash flows from financing activities:
    Intercompany transfer of funds                          (1,356)            1,356              --                --
    Proceeds from revolving credit facility                 37,646              --                --              37,646
    Loan to Insilco Holding Co.                                104              --                --                 104
    Payments on long term debt                              (1,070)               (3)             --              (1,073)
                                                      ------------      ------------      ------------      ------------
        Net cash provided by financing activities           35,324             1,353              --              36,677
                                                      ------------      ------------      ------------      ------------
Effect of exchange rate changes on cash                       --                --                 (75)              (75)
                                                      ------------      ------------      ------------      ------------
        Net increase (decrease) in cash and
          cash equivalents                                  10,032            (3,732)            8,519            14,819

        Cash and cash equivalents at
          beginning of period                                4,625             1,287               468             6,380
                                                      ------------      ------------      ------------      ------------
        Cash and cash equivalents at end
          of period                                   $     14,657            (2,445)            8,987            21,199
                                                      ============      ============      ============      ============

(10) Impact of Recently Issued Accounting Standards
     ----------------------------------------------
     In June 2000, the FASB issued Statement No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT 133." The Company adopted the new Statement effective January 1, 2001. The adoption did not have a significant effect on its results of operations or financial position.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDER
INSILCO TECHNOLOGIES, INC.:

We have reviewed the condensed consolidated balance sheet of Insilco Technologies, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Insilco Technologies and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Columbus, Ohio
May 5, 2001                                                   /S/ KPMG LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
                                    OVERVIEW
                                    --------

Our condensed consolidated results of the three-month period ended March 31, 2000 and 2001, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000 and in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on our management's approach to decision making and is consistent with the basis and manner in which they internally disaggregate financial information for the purposes of assisting them in making such decisions. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for summary financial information by business segment.

Consolidated sales, EBITDA, and operating income exclude the divestiture of our specialty publishing and automotive segments, which are reported as discontinued operations.

Our first quarter performance was impacted by a number of external factors, including: the decelerating U.S. macroeconomic landscape; ongoing financial issues with emerging telecom service providers; and cautious capital spending by larger, well capitalized telecom service providers. These factors have created a significant reduction in demand for our customers' end products and have created excessive inventory levels throughout the supply-chain.

We are, however, responding decisively to current market conditions. Including the recent acquisition of InNet, we have reduced our full-time employment headcount and contract personnel by over 1,050 in North America and 4,300 worldwide (or 42% of the total workforce) since September 30, 2000. We have severely limited spending throughout our organization and have pushed out all non-essential capital expenditure plans. We are also developing plans to further consolidate our custom assembly facilities and other alternatives for increasing the utilization of our lower cost global manufacturing locations.


                       CONSOLIDATED RESULTS OF OPERATIONS
                       ----------------------------------

For the first quarter of 2001, our net sales increased 2% to $80.0 million from the $78.4 million recorded in the first quarter of 2000. This increase is the net effect of the incremental sales from our recent acquisitions offset somewhat by the decline in sales due to the macroeconomic conditions as discussed in the overview above.

Net sales from our Custom Assemblies segment in the first quarter 2001 increased $5.8 million, or 18%, to $38.3 million, from the $32.5 million recorded in the first quarter of 2000. We experienced a steep decline in original equipment manufacturers, or OEMs, demand for custom cable assemblies used in optical and networking equipment, which decreased sales $6.0 million or 66% from last year. This decrease was offset by incremental sales from Precision Cable, which was acquired in August 2000.

Net sales from our Passive Components segment in the first quarter 2001 were $24.6 million, or flat with the $24.7 million recorded in the first quarter of 2000. Lower transformer and connector sales were offset by incremental sales from InNet Technologies, which was acquired in January 2001.

In the Precision Stamping segment, net sales in the first quarter 2001 decreased $4.0 million, or 19%, to $17.1 million, from the $21.1 million recorded in the first quarter of 2000. This decrease was due to declines in automotive and telecommunication OEM production rates due to general slow downs in their respective markets.

EBITDA for the first quarter of 2001 decreased to $7.3 million from the $10.6 million recorded in the first quarter of 2000. The following is a discussion of the decrease in EBITDA by segment.

EBITDA from our Custom Assemblies segment in the first quarter of 2001 increased $0.9 million to $5.3 million from the $4.4 million recorded in the first quarter of 2000. The increase was due to a reduction in acquisition related incentives. EBITDA margins for the quarter improved to 13.9% from 13.7% for the same period in the prior year.

In our Passive Components segment, EBITDA in the first quarter of 2001 decreased $2.6 million to $1.9 million from the $4.5 million recorded in the first quarter of 2000. The decrease reflects lower connector and transformers sales, a mix shift toward lower margin products and lower margin on sales of inventory at InNet, due to the step-up in value of inventory as a result of acquisition accounting. EBITDA margins for the quarter decreased to 7.7% from 18.0% for the same period in the prior year.

EBITDA from our Precision Stampings segment in the first quarter of 2001 decreased $2.0 million to $0.8 million from the $2.8 million recorded in the first quarter of 2000. The decrease reflects the 19% decrease in sales volume due to the slow down in the automotive and telecommunication OEM markets. EBITDA margins for the quarter decreased to 4.9% from 13.2% for the same period in the prior year.

In the first quarter of 2001, unallocated corporate operating expenses declined to $0.8 million from the $1.1 million recorded in the first quarter of 2000. The decrease is due to a portion of these expenses being covered under an August 25, 2000 Management Services Agreement with ThermaSys Corporation, the former "Automotive Businesses."

Operating income for the first quarter of 2001 decreased $5.2 million to $1.9 million from $7.1 million recorded in the first quarter of 2000. The decrease was due to the decline in EBITDA coupled with incremental depreciation and amortization expense primarily attributable to the Precision and InNet acquisitions.

Loss from continuing operations before income taxes increased an additional $4.0 million to a loss of $6.6 million in the first quarter of 2001 from a $2.6 million loss recorded in the first quarter of 2000. The increase was attributable to the decline in operating income partially offset by other income which included $0.8 million associated with benefits received from company-owned life insurance. Net interest expense remained essentially flat as the reduction in debt from the proceeds of the sale of the specialty publishing and automotive segments offset incremental interest expense incurred on the additional debt associated with the acquisitions.

We recorded income tax benefits and effective rates for the first quarter of 2001 and 2000 of $1.7 million, or 25.5% and $0.6 million, or 23.3%, respectively. The decrease in the effective benefit rates is primarily due to incremental non-deductible goodwill amortization associated with the Precision and InNet acquisitions.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to our majority shareholders for net proceeds of $144.5 million. As a result of these transactions, we recorded aggregate income from discontinued operations, net of tax of $44.3 million in the first quarter of 2000, comprised of income from operations of $1.3 million and a gain on sale of $43.0 million.

We recorded a net loss of $4.9 million in the first quarter of 2001 as compared to net income, after accounting for discontinued operations, of $42.4 million in the first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a source of $7.7 million for the first quarter of 2001 as compared to a use of $0.9 million for the same period in 2000, which reflects an increase of $8.6 million. The increase was due to a decline in working capital requirements to support sequentially lower first quarter 2001 sales. During the first quarter, we paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007. Our next interest payment of $7.2 million on these notes is due in August 2001.

Capital expenditures for the first quarter of 2001 were $2.8 million as compared to $1.9 million in the first quarter of 2000. The increase reflects certain carryover projects in the Precision Stamping segment from the fourth quarter 2000. Capital expenditure allocations during the current period by segment were 15% to Custom Assemblies, 37% to Passive Components, and 48% to Precision Stampings. As previously disclosed, the Company expects to curb capital expenditures to coincide with market conditions.

On January 10, 2001, we purchased InNet Technologies, Inc. for $45.1 million, net of cash acquired, using cash and $25.0 million of additional Term B borrowings, as permitted under the Bank Credit Facility.

Quarterly mandatory prepayments on the term facility of $1.2 million and $1.25 million were paid in the first quarter of 2001 and April 2001, respectively. Future term loan mandatory prepayments of $1.25 million are due in July, October and December of 2001.

At March 31, 2001, we were in compliance with the covenants of our Credit Facilities.

As a result of the TAT and Precision Cable acquisitions, we paid approximately $14.5 million of acquisition related incentives in April 2001. We also received a tax refund, including interest, of $4.4 million in April 2001. We have a tax payment of approximately $5.2 million due by November 2001. This payment relates to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, part of the "Automotive Businesses".

At May 15, 2001, we had cash and borrowing availability of approximately $30.0 million.

As of March 31, 2001, our stockholders' deficit totaled $57.7 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK

As a result of current market conditions, we do not expect improved performance in the second quarter of 2001. We see no current signs of a rebound in the U.S. economy and we expect emerging telecom carriers to continue to experience difficulty in securing equipment financing. Therefore, we expect these carriers will continue to cancel or delay equipment orders, causing them to further delay spending with major telecommunication equipment OEM's which will extend the time required to deplete excessive inventory levels within the supply chain.

We continue to believe our strategy and strong customer relationships will enable us to capitalize on market opportunities now and over the next two to three years. In fact, we continue to see strong customer quote activity and are encouraged by some recent new business awards. However, it is difficult to predict how long the sluggish demand in our end markets will last. Therefore, there can be no assurances that these activities are indications of a second-half sales increase or that the slow down in order activity will be short-term or that economic conditions will not deteriorate further.

Thus, the magnitude and duration of these circumstances could impact our principal sources of liquidity, which is from our operating activities and funding from our senior credit facilities, which in turn could limit our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our acquisition strategies.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of March 31, 2001, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the first quarter of 2001, we had $221.3 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.9 million, using average debt levels. As of March 31, 2001, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:

    o    delays in new product introductions
    o    lack of market acceptance of new products
    o    changes in demand for our products
    o    changes in market trends
    o    short-term and long-term outlook
    o    operating hazards
    o    general competitive pressures from existing and new competitors
    o    effects of governmental regulations
    o    changes in interest rates
    o and, adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments


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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         (None)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------
         (None)


ITEM 5.  OTHER INFORMATION
         -----------------
         (None)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              A report, dated January 11, 2001 on Form 8-K was filed with the SEC on January 16, 2001, pursuant to Items 5 and 7 of that form.

              A report, dated January 17, 2001 on Form 8-K was filed with the SEC on January 17, 2001, pursuant to Items 5 and 7 of that form.

              A report, dated February 23, 2001 on Form 8-K was filed with the SEC on February 23, 2001, pursuant to Items 5 and 7 of that form.

              A report, dated May 10, 2001 on Form 8-K was filed with the SEC on May 11, 2001, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               INSILCO TECHNOLOGIES, INC.
                                               --------------------------


Date: May 15, 2001                             By:  /s/ MICHAEL R. ELIA
                                                    --------------------
                                                    Michael R. Elia
                                                    Senior Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary