Form 10-Q
period 2001-06-30
INSILCO TECHNOLOGIES INC
filed 2001-08-14
CIK 863204

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2001, 100 shares of common stock, $.001 par value, were outstanding.

                      INSILCO TECHNOLOGIES AND SUBSIDIARIES


                               INDEX TO FORM 10-Q




PART I.   FINANCIAL INFORMATION                                                                       Page
-------------------------------                                                                       ----

         Item 1.   Financial Statements (unaudited)                                                     4

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                               26

         Item 3.   Quantitative and Qualitative Disclosure About Market Risk32

PART II.  OTHER INFORMATION
---------------------------

         Item 1.   Legal Proceedings                                                                   32

         Item 2.   Changes in Securities and Use of Proceeds                                           32

         Item 3.   Defaults upon Senior Securities                                                     32

         Item 4.   Submission of Matters to a Vote of Securities Holders                               32

         Item 5.   Other Information                                                                   32

         Item 6.   Exhibits and Reports on Form 8-K                                                    32


                     INSILCO TECHNOLOGIES AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION
                          -----------------------------


       ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)                                                  Page
                   --------------------------------                                                  ----

                   Condensed Consolidated Balance Sheets at June 30, 2001                              4
                   and December 31, 2000

                   Condensed Consolidated Statements of Operations for the three                        5
                   months and six months ended June 30, 2001 and 2000

                   Condensed Consolidated Statements of Cash Flows for the                              6
                   six months ended June 30, 2001 and 2000

                   Notes to the Condensed Consolidated Financial Statements                             7

                   Independent Auditors' Review Report                                                 25

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                                    As of
                                                                                     -------------------------------------
                                                                                         June 30,          December 31,
                                                                                           2001                2000
                                                                                     ------------------   ----------------
                                                                                      (Una(Unaudited)         (Note 1)
Current assets:
   Cash and cash equivalents                                                                $ 31,643             28,087
   Trade receivables, net                                                                     37,629             61,609
   Other receivables                                                                           1,483              1,818
   Inventories, net                                                                           53,123             58,779
   Deferred taxes                                                                              2,177              2,373
   Prepaid expenses and other current assets                                                   2,457              5,400
                                                                                           ---------            -------
   Total current assets                                                                      128,512            158,066

Property, plant and equipment, net                                                            57,982             58,274
Deferred taxes                                                                                 5,394                  -
Goodwill, net                                                                                 57,850            121,326
Other assets and deferred charges                                                             13,217             14,827
                                                                                           ---------            -------
   Total assets                                                                            $ 262,955            352,493
                                                                                           =========            =======

Current liabilities:
   Current portion of long-term debt                                                         $ 5,213              5,210
   Accounts payable                                                                           18,177             28,655
   Accrued expenses                                                                           16,030             34,369
   Income taxes payable                                                                        7,704              6,915
   Other current liabilities                                                                   6,945              7,431
                                                                                           ---------            -------
   Total current liabilities                                                                  54,069             82,580

Long-term debt, excluding current portion                                                    335,264            279,791
Other long-term obligations, excluding current portion                                        37,503             40,009
Amounts due to Insilco Holding Co.                                                               438                434
Stockholder's deficit:
   Common stock, $.001 par value; 1,000 shares authorized; 100 shares
      issued and outstanding at June 30, 2001 and December 31, 2000                                -                  -
   Additional paid-in capital                                                                  8,070              8,070
   Accumulated deficit                                                                      (167,991)           (54,816)
   Accumulated other comprehesive loss                                                        (4,398)            (3,575)
                                                                                      ---------------      -------------
   Stockholder's deficit                                                                    (164,319)           (50,321)
                                                                                      ---------------      -------------
Contingencies (See Note 5 and 6)

   Total liabilities and stockholder's deficit                                             $ 262,955            352,493
                                                                                      ===============      =============


See accompanying notes to the unaudited condensed consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                        --------------  -----------    -------------   -----------
                                                            2001           2000            2001           2000
                                                        --------------  -----------    -------------   -----------

Net sales                                                    $ 58,367       92,304          138,357       170,669
Cost of products sold                                          51,499       66,584          115,132       123,864
Depreciation and amortization                                   5,194        3,649           10,318         6,679
Goodwill impairment charge                                     97,308            -           97,308             -
Selling, general and administrative expenses                    9,428       12,972           18,806        23,935
                                                        --------------  -----------    -------------   -----------
   Operating income (loss)                                   (105,062)       9,099         (103,207)       16,191
                                                        --------------  -----------    -------------   -----------
Other income (expense):
   Interest expense                                            (8,898)     (10,274)         (17,943)      (19,723)
   Interest income                                              2,287           56            2,547           153
   Other, net                                                    (615)         (31)            (252)         (352)
                                                        --------------  -----------    -------------   -----------
      Total other expense                                      (7,226)     (10,249)         (15,648)      (19,922)
                                                        --------------  -----------    -------------   -----------
   Loss before income taxes and
     discontinued operations                                 (112,288)      (1,150)        (118,855)       (3,731)

Income tax benefit                                              4,005          842            5,680         1,444
                                                        --------------  -----------    -------------   -----------
   Loss before discontinued operations                       (108,283)        (308)        (113,175)       (2,287)
                                                        --------------  -----------    -------------   -----------
Discontinued operations, net of tax:
  Income from operations                                            -        3,618                -         4,925
  Gain on sale                                                      -            -                -        43,038
                                                        --------------  -----------    -------------   -----------
   Income from discontinued operations                              -        3,618                -        47,963
                                                        --------------  -----------    -------------   -----------
Net income (loss)                                          $ (108,283)       3,310         (113,175)       45,676
                                                        ==============  ===========    =============   ===========









See accompanying notes to the unaudited condensed consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                                      Six Months Ended
                                                                                        June 30,
                                                                                -----------------------------
                                                                                    2001           2000
                                                                                -------------  --------------
Cash flows from operating activities:
   Net income (loss)                                                              $ (113,175)         45,676
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Net income from discontinued operations                                               -         (14,302)
     Depreciation and amortization                                                    10,318           6,679
     Deferred taxes                                                                   (6,087)          2,747
     Other noncash charges and credits                                                 1,064             695
     Goodwill impairment charge                                                       97,308               -
     Change in operating assets and liabilities:
       Receivables                                                                    28,357          (4,740)
       Inventories                                                                     9,639          (6,326)
       Prepaids                                                                        3,018              28
       Payables                                                                      (13,500)           (236)
       Other current liabilities and other                                           (19,060)           (120)
     Discontinued operations:
       Gain on sale                                                                        -         (43,038)
       Depreciation                                                                        -           5,242
       Changes in discontinued operations                                                  -          13,057
                                                                                -------------  --------------
         Net cash provided by (used in) operating activities                          (2,118)          5,362
                                                                                -------------  --------------
   Cash flows from investing activities:
     Capital expenditures                                                             (4,302)         (3,473)
     Acquisitions, net of cash acquired                                              (44,174)       (100,594)
     Other investing activities                                                           61               5
     Discontinued operations:
       Proceeds from sale                                                                  -          72,845
       Capital expenditures                                                                -          (3,634)
                                                                                -------------  --------------
         Net cash used in investing activities                                       (48,415)        (34,851)
                                                                                -------------  --------------
   Cash flows from financing activities:
     Proceeds from additional Term B Loan                                             25,000               -
     Principal and other debt payments                                                (3,431)         (1,389)
     Loan to Insilco Holding Co.                                                           4             121
     Proceeds from revolving credit facility                                          33,000          28,128
                                                                                -------------  --------------
         Net cash provided by financing activities                                    54,573          26,860
                                                                                -------------  --------------
Effect of exchange rate changes on cash                                                 (484)              -
                                                                                -------------  --------------
         Net increase (decrease) in cash and cash equivalents                          3,556          (2,629)
Cash and cash equivalents at beginning of period                                      28,087           6,380
                                                                                -------------  --------------
Cash and cash equivalents at end of period                                          $ 31,643           3,751
                                                                                =============  ==============
Interest paid                                                                       $ 17,092          19,038
                                                                                =============  ==============
Income taxes paid                                                                      $ 829           2,118
                                                                                =============  ==============


                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(1)     Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

        The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Insilco Technologies, Inc. and Subsidiaries (the "Company") is a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and is a part of Holdings' consolidated group for tax purposes. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

 (2)    Discontinued Operations
        -----------------------

        On August 25, 2000, Holdings sold its "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation ("ThermaSys"), a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by Holdings' majority stockholders. The gain on the sale was $20.5 million, net of taxes of $17.3 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the Company: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., Thermal Components Division, Inc., and Thermal Components, Inc., as well as the Company's 51% ownership in Dalian General Thermodynamics Incorporated, Ltd. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce bank debt.

        On February 11, 2000, the Company sold its "Specialty Publishing Business", Taylor Publishing Company to TP Acquisition Corp, a wholly owned subsidiary of Castle Harlan Partners III, L.P., for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments were used to reduce borrowings under the Company's Term Credit Facility. The gain on the sale was $43.0 million, net of taxes of $23.6 million.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(3)     Acquisitions
        ------------

        On January 10, 2001, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet"), excluding the approximately 16% of the outstanding equity interests that the Company already owned. InNet, now a wholly-owned subsidiary, is a California-based designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under the Company's Term B Facility provided for under the Credit Agreement. The purchase method of accounting has been used to account for the purchase; accordingly the results of operations of InNet have been included in the Company's consolidated financial statements from January 10, 2001. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.2 million. The preliminary excess of the purchase price over identifiable assets acquired was $37.9 million, which will be amortized on a straight-line basis over 20 years. The Company expects to have adjustments to this preliminary amount resolved within one year and does not expect these adjustments to be material. This acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission. At June 30, 2001, the Company evaluated the fair value of the InNet goodwill and recorded a pre-tax charge of $7.5 million and changed the useful life of the remaining goodwill to 7 years, see further discussion at Note 12, Impairment of Goodwill.

        On August 25, 2000, the Company purchased Precision Cable Manufacturing ("Precision") for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. Precision is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under the Credit Agreement. The purchase method of accounting has been used to account for the purchase; accordingly the results of operations of Precision have been included in the Company's consolidated financial statements from August 25, 2000. The excess of the purchase price over net identifiable assets acquired is $37.6 million, and is being amortized on a straight-line basis over 20 years. The acquisition did not result in a significant business combination within the definition provided by the Securities and Exchange Commission. At June 30, 2001, the Company evaluated the fair value of the Precision goodwill and recorded a pre-tax charge of $14.9 million and changed the useful life of the remaining goodwill to 7 years, see further discussion at Note 12, Impairment of Goodwill.

        On February 17, 2000, the Company, through two newly created wholly owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc., purchased 9011-7243 Quebec Inc. The surviving company, TAT Technologies, is a wholly owned subsidiary of Insilco Technology (Canada) Corporation and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under the Term B Facility. The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired is $82.4 million, and is being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the TAT Technologies goodwill and recorded a pre-tax charge of $74.9 million and changed the useful life of the remaining goodwill to 7 years, see further discussion at Note 12, Impairment of Goodwill.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


        As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and six months ended June 30, 2001 and 2000, which assume the transactions occurred at the beginning of the period are as follows (in thousands):



                                                        Three months ended                Six months ended
                                                             June 30,                         June 30,
                                                  -------------------------------  -------------------------------
                                                      2001             2000             2001            2000
                                                  --------------   --------------  ---------------  --------------

Net Sales                                            $   58,367          112,321          138,357         210,832

Income (loss) from continuing operations             $ (108,283)           1,090         (113,175)           (611)

(4)     Inventories

        Inventories consisted of the following (in thousands):


                                                                  As of
                                                  --------------------------------------
                                                       June 30,           December 31,
                                                        2001                 2000
                                                  -----------------    -----------------

Raw materials and supplies                                $ 27,132               31,620
Work-in-process                                              8,957               11,234
Finished goods                                              17,034               15,925
                                                  -----------------    -----------------
    Total inventories                                     $ 53,123               58,779
                                                  =================    =================

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(6)    Long-Term Debt
       --------------

       A summary of long-term debt is as follows (in thousands):




                                       June 30,          December 31,
                                         2001                2000
                                    ----------------   -----------------

Term Facilities                           $ 182,563             160,250
12% Senior Subordinated Notes               119,821             119,807
Revolving Facility                           37,500               4,500
Miscellaneous                                   593                 444
                                    ----------------   -----------------
                                            340,477             285,001
Less current portion                         (5,213)             (5,210)
                                    ----------------   -----------------
                                          $ 335,264             279,791
                                    ================   =================

       On June 30, 2001, the Company was not in compliance with certain financial covenants under its Credit Agreement and on August 14, 2001 the Company amended and restated its Credit Agreement see further discussion in Note 13, Subsequent Event.

       On August 25, 2000, the Company amended and restated its Bank Credit Agreement. The Bank Credit Agreement ("Credit Agreement") provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term B Facility"). The Company also had the option to increase the Credit Facilities by an additional $25.0 million. On January 10, 2001, the Company used this option to increase the Credit Facilities, under the Term B Facility, by $25.0 million to partially fund the acquisition of InNet Technologies, Inc. (see further discussion at Note 3.) As of June 30, 2001, the Company had outstanding $37.5 million under the Revolving Facility, $33.3 million under the Term A Facility and $149.3 million under the Term B Facility.

       As a result of these actions, in the third quarter of 2000, the Company recorded an extraordinary charge of $4.8 million (net of a tax benefit of $1.9 million) related to the write-off of unamortized debt issuance costs associated with its 1998 Bank Credit Agreement.

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

       Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. LIBOR at June 30, 2001 was 3.835%. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

       leverage ratio of the Company and is based upon availability under the Revolving Facility. At June 30, 2001, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 3.25%. At June 30, 2001, the applicable margin for the Term B Facility was LIBOR plus 3.75%. The unused commitment fee at June 30, 2001 was 0.5%. The applicable margins and unused commitment fee are determined by the Company's leverage ratio.

(7)    Segment Information
       -------------------

       The following summary financial information by business segment (in thousands) is consistent with the basis of segmentation and measurement of segment profit or loss used in the Company's December 31, 2000 condensed consolidated financial statements:





                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                   --------------------------    -------------------------
                                                       2001         2000             2001        2000
                                                       ----         ----             ----        ----
Net Sales:
  Custom Assemblies                                     $ 26,225      46,628           64,559      79,127
  Passive Components                                      17,300      25,212           41,863      49,947
  Precision Stampings                                     14,842      20,464           31,935      41,595
                                                   --------------------------    -------------------------
    Total net sales                                     $ 58,367      92,304          138,357     170,669
                                                   ==========================    =========================
Loss from continuing operations
  before income taxes:
  Custom Assemblies                                       $ (170)      7,503            5,159      11,954
  Passive Components                                        (541)      4,210            1,345       8,664
  Precision Stampings                                        532       2,792            1,370       5,578
  Unallocated corporate operating expenses                  (668)     (1,163)          (1,422)     (2,221)
                                                   --------------------------    -------------------------
   Earnings (loss) before interest, taxes
    depreciation and amortization (EBITDA)                  (847)     13,342            6,452      23,975
  Depreciation and amortization                           (5,194)     (3,649)         (10,318)     (6,679)
  Goodwill impairment charge                             (97,308)          -          (97,308)          -
Unallocated non-operating amounts:
   Significant legal expense                                (104)       (343)            (129)       (343)
   Severance and other                                    (1,609)       (251)          (1,904)       (762)
                                                   --------------------------    -------------------------
     Total operating income (loss)                      (105,062)      9,099         (103,207)     16,191
  Interest expense                                        (8,898)    (10,274)         (17,943)    (19,723)
  Interest income                                          2,287          56            2,547         153
  Other, net                                                (615)        (31)            (252)       (352)
                                                   --------------------------    -------------------------
    Loss from continuing operations
      before income taxes                              $(112,288)     (1,150)        (118,855)     (3,731)
                                                   ==========================    =========================
Loss before discontinued operations                    $(108,283)       (308)        (113,175)     (2,287)
                                                   ==========================    =========================

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001



        A summary of identifiable assets by segment follows (in thousands):



                                         As of
                                June 30,       December 31,
                                  2001             2000
                              -------------    -------------

Custom Assemblies                 $ 93,873          217,739
Passive Components                  81,025           57,431
Precision Stampings                 48,817           52,563
Corporate                           39,240           24,760
                              -------------    -------------
   Total                          $262,955          352,493
                              =============    =============

       The significant decrease in the Custom Assemblies' identifiable assets is due to the TAT Technologies and Precision goodwill impairment charges. The significant increase in identifiable assets of Passive Components relates to the acquisition of InNet in January 2001, offset somewhat by the InNet goodwill impairment charge (see Notes 3 and 12).

(8)    Comprehensive Income (Loss)
       ---------------------------

       Comprehensive income (loss) was ($106,655,000) and $2,687,000 for the three months ended June 30, 2001 and 2000, respectively, including other comprehensive income (loss) consisting of foreign currency translation gains (losses) totaling $1,628,000 and ($623,000), respectively. Comprehensive income (loss) for the six months ended June 30, 2001 and 2000, respectively, was ($113,998,000) and $44,376,000 including other comprehensive loss consisting of foreign currency translation losses totaling $823,000 and $1,300,000, respectively.

(9)    Related Party Transactions
       --------------------------

       The Company paid Credit Suisse First Boston ("CSFB") retainer fees of $150,000 year to date June 30, 2001. The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") retainer fees of $75,000 year to date June 30, 2000. CSFB acquired DLJSC during 2000. The Company had a payable to CSFB for retainer fees related to investment banking services of $75,000 and $150,000 at June 30, 2001 and 2000. The Company also paid $625,000 in underwriting fees to CSFB in the first quarter of 2001.

       The Company received $136,000 and $292,000 from ThermaSys for management fees, (including/net of) other miscellaneous items for the three month and six month periods ended June 30, 2001, respectively. At June 30, 2001 and December 31, 2000, the Company had net receivables from ThermaSys of $283,000 and $152,000, respectively. The June 30, 2001 net receivable consisted of $294,000 for management services provided to ThermaSys by the Company and $13,000 for services shared with and reimbursable to the Company, net of a $24,000 credit for miscellaneous other items. The December 31, 2000 receivable consisted of $148,000 for management services provided to ThermaSys by the Company and $4,000 for services shared with and reimbursable to the Company.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(10) Guarantor Subsidiaries cont'd

                      Condensed Consolidating Balance Sheet
                                  June 30, 2001
                                 (In thousands)

                                                                                               Non-
                                                             Insilco       Guarantors       Guarantors       Consolidated
                                                             -------       ----------       ----------       ------------
Current assets:
    Cash and cash equivalents                                 $21,160           2,214            8,269              31,643
    Trade receivables, net                                          -          35,706            1,923              37,629
    Other receivables                                             937             507               39               1,483
    Inventories, net                                                -          49,964            3,159              53,123
    Deferred taxes                                              2,177               -                -               2,177
    Prepaid expenses and other current assets                     149           2,282               26               2,457
                                                         -------------  --------------   --------------  ------------------

        Total current assets                                   24,423          90,673           13,416             128,512

Property, plant, and equipment, net                               107          56,186            1,689              57,982
Other assets and deferred charges                              14,460          55,912            6,089              76,461
                                                         -------------  --------------   --------------  ------------------

        Total assets                                          $38,990         202,771           21,194             262,955
                                                         =============  ==============   ==============  ==================

Current liabilities:
    Current portion of long-term debt                         $ 5,000             213                -               5,213
    Accounts payable                                                -          17,828              349              18,177
    Accrued expenses and other                                 19,500           5,972            5,207              30,679
                                                         -------------  --------------   --------------  ------------------

        Total current liabilities                              24,500          24,013            5,556              54,069

Long-term debt, excluding current portion                     245,379             380           89,505             335,264
Other long-term liabilities, excluding current
  portion                                                      21,414          16,089                -              37,503
Intercompany payable (receivable)                             (63,055)         73,219           (9,726)                438
                                                         -------------  --------------   --------------  ------------------
        Total liabilities                                     228,238         113,701           85,335             427,274
Stockholder's equity (deficit)                               (189,248)         89,070          (64,141)           (164,319)
                                                         -------------  --------------   --------------  ------------------
        Total liabilities and stockholder's
          equity (deficit)                                    $38,990         202,771           21,194             262,955
                                                         =============  ==============   ==============  ==================

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(10) Guarantor Subsidiaries cont'd

                      Condensed Consolidating Balance Sheet
                                December 31, 2000
                                 (In thousands)

                                                                                                     Non-
                                                                  Insilco        Guarantors        Guarantors       Consolidated
                                                                  -------        ----------        ----------       ------------

Current assets:
     Cash and cash equivalents                                     $ 10,768            3,764            13,555            28,087
     Trade receivables, net                                               -           47,932            13,677            61,609
     Other receivables                                                  936              710               172             1,818
     Inventories, net                                                     -           54,212             4,567            58,779
     Deferred taxes                                                   2,373                -                 -             2,373
     Prepaid expenses and other current assets                          165            5,219                16             5,400
                                                               -------------   --------------   ---------------   ---------------
         Total current assets                                        14,242          111,837            31,987           158,066

Property, plant, and equipment, net                                      69           56,417             1,788            58,274
Other assets and deferred charges                                    10,471           42,053            83,629           136,153
                                                               -------------   --------------   ---------------   ---------------
         Total assets                                              $ 24,782          210,307           117,404           352,493
                                                               =============   ==============   ===============   ===============
Current liabilities:
     Current portion of long-term debt                              $ 5,000              210                 -             5,210
     Accounts payable                                                     -           25,180             3,475            28,655
     Accrued expenses and other                                      11,044           15,907            21,764            48,715
                                                               -------------   --------------   ---------------   ---------------
         Total current liabilities                                   16,044           41,297            25,239            82,580

Long-term debt, excluding current portion                           189,307              484            90,000           279,791
Other long-term liabilities, excluding current
  portion                                                            33,033            6,976                 -            40,009
Intercompany payable (receivable)                                   (56,094)          67,688           (11,160)              434
                                                               -------------   --------------   ---------------   ---------------
         Total liabilities                                          182,290          116,445           104,079           402,814

Stockholder's equity (deficit)                                     (157,508)          93,862            13,325           (50,321)
                                                               -------------   --------------   ---------------   ---------------
         Total liabilities and stockholder's
           equity (deficit)                                        $ 24,782          210,307           117,404           352,493
                                                               =============   ==============   ===============   ===============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(10) Guarantor Subsidiaries cont'd


                 Condensed Consolidating Statement of Operations
                        Three Months Ended June 30, 2001
                                 (In thousands)


                                                                                                       Non-
                                                                      Insilco       Guarantors      Guarantors      Consolidated
                                                                      -------       ----------      ----------      ------------
Net Sales                                                                $      -          55,323           3,044          58,367
Cost of products sold                                                           -          49,069           2,430          51,499
Depreciation and amortization                                                   8           4,115           1,071           5,194
Goodwill impairment charge                                                      -          22,359          74,949          97,308
Selling, general and administrative expenses                                  772           8,367             289           9,428
                                                                  ------------------------------------------------ ---------------
   Operating loss                                                            (780)        (28,587)        (75,695)       (105,062)
                                                                  ------------------------------------------------ ---------------
Other income (expense):
  Interest expense                                                         (6,686)            (15)         (2,197)         (8,898)
  Interest income                                                           2,242              (1)             46           2,287
  Other, net                                                                  (69)             33            (579)           (615)
                                                                  ------------------------------------------------ ---------------
   Total other income (expense)                                            (4,513)             17          (2,730)         (7,226)
                                                                  ------------------------------------------------ ---------------
   Loss before income taxes                                                (5,293)        (28,570)        (78,425)       (112,288)
Income tax benefit (expense)                                                 (303)          3,587             721           4,005
                                                                  ------------------------------------------------ ---------------
   Net loss                                                              $ (5,596)        (24,983)        (77,704)       (108,283)
                                                                  ================================================ ===============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(10) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Operations
                        Three Months Ended June 30, 2000
                                 (In thousands)


                                                                                                 Non-
                                                          Insilco          Guarantors         Guarantors        Consolidated
                                                        --------------- -----------------  ------------------ -----------------

Net Sales                                                     $      -            62,378              29,926            92,304
Cost of products sold                                                -            47,226              19,358            66,584
Depreciation and amortization                                        7             2,559               1,083             3,649
Selling, general and administrative expenses                     1,506             7,104               4,362            12,972
                                                        --------------- -----------------  ------------------ -----------------
     Operating income (loss)                                    (1,513)            5,489               5,123             9,099
                                                        --------------- -----------------  ------------------ -----------------
Other income (expense):
   Interest expense                                             (7,754)              (12)             (2,508)          (10,274)
   Interest income                                                   6                12                  38                56
   Other, net                                                       55               (29)                (57)              (31)
                                                        --------------- -----------------  ------------------ -----------------
     Total other expense                                        (7,693)              (29)             (2,527)          (10,249)
                                                        --------------- -----------------  ------------------ -----------------
     Income (loss) from continuing operations before
       income taxes and discontinued operations                 (9,206)            5,460               2,596            (1,150)

Income tax benefit (expense)                                     2,566              (862)               (862)              842
                                                        --------------- -----------------  ------------------ -----------------
     Income (loss) from continuing operations
       before discontinued operations                           (6,640)            4,598               1,734              (308)

   Income from discontinued operations, net of tax                   -             3,137                 481             3,618
                                                        --------------- -----------------  ------------------ -----------------
     Net income (loss)                                        $ (6,640)            7,735               2,215             3,310
                                                        =============== =================  ================== =================

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(10) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Operations
                         Six Months Ended June 30, 2001
                                 (In thousands)


                                                                                                       Non-
                                                                      Insilco       Guarantors      Guarantors      Consolidated
                                                                      -------       ----------      ----------      ------------

Net Sales                                                                $      -         125,750          12,607         138,357
Cost of products sold                                                           -         107,110           8,022         115,132
Depreciation and amortization                                                  12           8,162           2,144          10,318
Goodwill impairment charge                                                      -          22,359          74,949          97,308
Selling, general and administrative expenses                                1,551          17,141             114          18,806
                                                                  ------------------------------------------------ ---------------
   Operating loss                                                          (1,563)        (29,022)        (72,622)       (103,207)
                                                                  ------------------------------------------------ ---------------

Other income (expense):
  Interest expense                                                        (13,280)            (25)         (4,638)        (17,943)
  Interest income                                                           2,370              38             139           2,547
  Other, net                                                                  834            (795)           (291)           (252)
                                                                  ------------------------------------------------ ---------------
   Total other expense                                                    (10,076)           (782)         (4,790)        (15,648)
                                                                  ------------------------------------------------ ---------------
   Loss before income taxes                                               (11,639)        (29,804)        (77,412)       (118,855)

Income tax benefit (expense)                                                1,437           4,259             (16)          5,680
                                                                  ------------------------------------------------ ---------------
   Net loss                                                              $(10,202)        (25,545)        (77,428)       (113,175)
                                                                  ================================================ ===============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(10) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Operations
                         Six Months Ended June 30, 2000
                                 (In thousands)


                                                                                                        Non-
                                                                        Insilco       Guarantors      Guarantors      Consolidated
                                                                        -------       ----------      ----------      ------------

Net Sales                                                                $      -         126,152          44,517         170,669
Cost of products sold                                                           -          95,461          28,403         123,864
Depreciation and amortization                                                  13           5,064           1,602           6,679
Selling, general and administrative expenses                                2,564          14,348           7,023          23,935
                                                                  ------------------------------------------------ ---------------
   Operating income (loss)                                                 (2,577)         11,279           7,489          16,191
                                                                  ------------------------------------------------ ---------------
Other income (expense):
  Interest expense                                                        (16,037)            (20)         (3,666)        (19,723)
  Interest income                                                              60              34              59             153
  Other, net                                                                   15            (326)            (41)           (352)
                                                                  ------------------------------------------------ ---------------

   Total other expense                                                    (15,962)           (312)         (3,648)        (19,922)
                                                                  ------------------------------------------------ ---------------
   Income (loss) from before income taxes                                 (18,539)         10,967           3,841          (3,731)

Income tax benefit (expense)                                                3,761          (1,105)         (1,212)          1,444
                                                                  ------------------------------------------------ ---------------

Income (loss) from continuing operations before                           (14,778)          9,862           2,629          (2,287)
 discontinued operations

Income from discontinued operations, net of tax                                 -          47,093             870          47,963
                                                                  ------------------------------------------------ ---------------
   Net income (loss)                                                     $(14,778)         56,955           3,499          45,676
                                                                  ================================================ ===============

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(10) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 30, 2001
                                 (In thousands)


                                                                                                  Non-
                                                              Insilco         Guarantors       Guarantors      Consolidated
                                                           ---------------   --------------   -------------   ----------------

Net cash provided by (used in)
  operating activities                                          $ (15,807)          12,712             977             (2,118)

Cash flows from investing activities:
    Acquisitions, net of cash acquired                            (44,174)               -               -            (44,174)
    Other investing activities                                          -               61               -                 61
    Capital expenditures, net                                         (51)          (4,229)            (22)            (4,302)
                                                           ---------------   --------------   -------------   ----------------
      Net cash used in investing activities                       (44,225)          (4,168)            (22)           (48,415)
                                                           ---------------   --------------   -------------   ----------------
Cash flows from financing activities:
    Intercompany transfer of funds                                 15,577           (9,577)         (6,000)                 -
    Proceeds from revolving credit facility                        33,000                -               -             33,000
    Payment of debt issue costs                                      (720)               -               -               (720)
    Loan to Insilco Holding Co.                                         4                -               -                  4
    Proceeds from (payments on) long term debt                     22,563             (274)              -             22,289
                                                           ---------------   --------------   -------------   ----------------
      Net cash provided by (used in) financing activities          70,424           (9,851)         (6,000)            54,573
                                                           ---------------   --------------   -------------   ----------------
Effect of exchange rate changes on cash                                 -             (243)           (241)              (484)
                                                           ---------------   --------------   -------------   ----------------
      Net increase (decrease) in cash
       and cash equivalents                                        10,392           (1,550)         (5,286)             3,556

      Cash and cash equivalents at beginning of period             10,768            3,764          13,555             28,087
                                                           ---------------   --------------   -------------   ----------------
      Cash and cash equivalents at end of period                 $ 21,160            2,214           8,269             31,643
                                                           ===============   ==============   =============   ================

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001


(10) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Cash Flows
                         Six Months Ended June 30, 2000
                                 (In thousands)


                                                                                                    Non-
                                                               Insilco          Guarantors       Guarantors       Consolidated
                                                            ---------------   ---------------  ---------------  -----------------
Net cash provided by (used in)
  operating activities                                           $ (14,947)            9,452           10,857              5,362

Cash flows from investing activities:
    Capital expenditures, net                                           (8)           (3,372)             (93)            (3,473)
    Acquisitions, net of cash acquired                             (89,734)                -          (10,860)          (100,594)
    Other investing activities                                           -                 5                -                  5
    Discontinued operations:
      Proceeds from sale                                            72,845                 -                -             72,845
      Capital expenditures                                               -            (3,515)            (119)            (3,634)
                                                            ---------------   ---------------  ---------------  -----------------
        Net cash used in investing activities                      (16,897)           (6,882)         (11,072)           (34,851)
                                                            ---------------   ---------------  ---------------  -----------------
Cash flows from financing activities:
    Intercompany transfer of funds                                  12,131            (4,433)          (7,698)                 -
    Proceeds from revolving credit facility                         28,128                 -                -             28,128
    Capital transactions                                            (6,810)                -            6,810                  -
    Loan to Insilco Holding Co.                                        121                 -                -                121
    Payments on long term debt                                      (1,381)               (8)               -             (1,389)
                                                            ---------------   ---------------  ---------------  -----------------
        Net cash provided by (used in)
         financing activities                                       32,189            (4,441)            (888)            26,860
                                                            ---------------   ---------------  ---------------  -----------------
        Net increase (decrease) in cash and
          cash equivalents                                             345            (1,871)          (1,103)            (2,629)
        Cash and cash equivalents at
          beginning of period                                        4,625             1,287              468              6,380
                                                            ---------------   ---------------  ---------------  -----------------
        Cash and cash equivalents at end
          of period                                                $ 4,970              (584)            (635)             3,751
                                                            ===============   ===============  ===============  =================

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(11)   Impact of Recently Issued Accounting Standards
       ----------------------------------------------

       In June 2000, the 2000 FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement 133". The Company adopted the new Statement effective January 1, 2001. The adoption did not have a significant effect on its results of operations or financial position.

       In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: 1) goodwill and indefinite lived intangible assets will no longer be amortized, 2) goodwill will be tested for impairment at least annually at the reporting unit level, 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002.

       As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $48.7 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $4.5 million and $4.1 million for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(12)   Impairment of Goodwill
       ----------------------

       During the first half of 2001, the Company experienced a significant decrease in the rate of growth of its Custom Assemblies and Passive Components segments due to a dramatic decline in capital spending in the telecommunications industry. During the second quarter, major customers of the companies in these segments further reduced their order forecasts and canceled orders already placed. Management now believes that the growth prospects for these business segments are significantly less than previously expected and those of historical periods.

       The Company reviews the value of its long-lived assets when events or changes in circumstances occur that indicate the carrying value of the asset may be impaired. As a result of the business conditions noted above, the Company concluded such a review was required for its three most recent acquisitions, TAT Technologies, in February 2000; Precision, in August 2000; and, InNet, in January 2001, and their related goodwill. The review was completed in four steps, 1) the Company estimated undiscounted future cash flows based on estimated growth levels to determine if an impairment had incurred, 2) the Company estimated a terminal value based on an appropriate multiple of EBITDA, 3) the Company discounted the future cash flows, using EBITDAs as proxies for those cash flows, to a present value using an appropriate discount rate, and 4) the Company compared the discounted net present value to the net assets of each of the three companies to determine the fair value of the goodwill.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

       As a result of this review, the Company determined that the goodwill of these acquisitions is impaired and in accordance with company policy it is necessary to write-down the goodwill to fair value. Thus, in the second quarter, the Company recorded pre-tax charges of $97.3 million to impair a significant portion of goodwill. Of the total charge of $97.3 million, $74.9 million related to the goodwill resulting from the acquisition of TAT Technologies, $14.9 million related to the goodwill resulting from the acquisition of Precision and $7.5 million related to goodwill resulting from the acquisition of InNet.

(13)   Subsequent Event
       ----------------

       On June 30, 2001, the Company was not in compliance with certain financial covenants under its Credit Agreement. In response to this situation, the Company entered into negotiations with its lenders and Holding's equity holders which resulted, on August 14, 2001, in waivers by the Company's lenders of such defaults, an amendment and restatement of the Credit Agreement ("Amended Credit Agreement" or "Amendment") and the investment by certain of Holding's equity holders of an additional $15.0 million in senior unsecured loans to the Company under the Amended Credit Agreement.

       Pursuant to the Amended Credit Agreement, the cash interest rate on existing loans, and the fees payable with respect to outstanding letters of credit, were increased by 0.75% and the unused commitment fee under the revolving credit portion of the Amended Credit Agreement was increased by 0.25%. The Amendment also requires the Company to accrue deferred interest and fees on outstanding loans and letters of credit at a rate of 2.00% per annum until the later of the delivery of the Company's financial statements for the fiscal quarter ending December 31, 2002 and the Company achieving $38.0 million of EBITDA in a period of two consecutive fiscal quarters, with such accrued interest to be subject to an aggregate minimum of $7.0 million. Such deferred interest and fees will be payable on the maturity date of the corresponding loans and commitments but will, beginning on the date such deferred amounts cease to accrue, bear cash interest, payable monthly, at a rate equal to one-month LIBOR plus 4.00%.

       The Amendment also replaced the existing financial covenants with a minimum EBITDA test, a maximum indebtedness test, and, with effect from the fiscal quarter ending December 31, 2003, a minimum fixed charge coverage ratio test. In addition, the Company's ability to make capital expenditures and investments and to incur indebtedness was further restricted and the Company agreed to provide certain additional collateral to its existing lenders under the Amended Credit Agreement.

       The Amendment also provides for $15.0 million of additional funds to be invested by certain of Holding's existing equity holders in the form of a new tranche of senior, unsecured loans under the Amended Credit Agreement. These new loans will accrue interest, which will compound quarterly but not be paid in cash until the maturity date of the loans on June 25, 2007, at a rate based on the Company's leverage ratio as follows:


         Leverage Ratio                                       Interest Rate
         Greater than 6.0:1                                           30.0%
         Greater than 5.0:1 but not greater than 6.0:1                25.0%
         Greater than 4.0:1 but not greater than 5.0:1                20.0%
         Less than or equal to 4.0:1                                  15.0%

       In conjunction with the borrowing of this new tranche of loans, the Company will grant the lenders

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

       making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of the common stock then outstanding.

       In addition to this $15.0 million of new senior, unsecured loans made at the closing of the Amendment, the Amendment permits the incurrence of (i) up to $15.0 million of further senior, unsecured loans under the Amended Credit Agreement on the same basis and (ii) up to another $15.0 million of senior subordinated notes with a stated maturity and interest rate substantially identical to the new loans under the Amended Credit Agreement but otherwise with terms substantially similar to the Company's outstanding 12% Senior Notes due 2007. The lenders of any such loans and the purchasers of any such notes would be entitled to receive warrants to purchase four shares of the Company's common stock for every $1,000 principal amount of loans made or notes purchased. Proceeds of any such additional loans or notes will be included as EBITDA under the Amended Credit Agreement for purposes of determining the Company's compliance with the new minimum EBITDA covenant contained in the Amended Credit Agreement. While the Amendment permits the Company to incur such additional loans and issue such notes, the Company has not sought or obtained any commitments to make any such loans or purchase any such notes and there can be no assurance that any such commitments will be forthcoming if the Company seeks them.

       In anticipation of the amendment and restatement of its Credit Agreement, on August 13, 2001, the Company permanently reduced the commitments under the revolving credit portion of its Credit Agreement from $50 million to $44 million.

       Also, in anticipation of such amendment and restatement, the making of the $15.0 million of additional loans thereunder and the issuance of warrants to purchase the Company's common stock, on August 14, 2001, (i) the Company's charter was amended to increase the number of its authorized shares of common stock from 1,000 to 1,000,000 and (ii) the Company effected a 1,000:1 stock split, thereby increasing the number of its outstanding shares of common stock from 100 to 100,000.

                       INDEPENDENT AUDITORS' REVIEW REPORT




THE BOARD OF DIRECTORS AND SHAREHOLDER
INSILCO TECHNOLOGIES, INC.:

We have reviewed the condensed consolidated balance sheet of Insilco Technologies, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-months ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




Columbus, Ohio
August 14, 2001                                              /s/ KPMG LLP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our condensed consolidated results of the three month and six month periods ended June 30, 2000 and 2001, include the acquisition and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000 and in Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The discussion that follows is based on the summary financial information by business segment presented in Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Consolidated net sales, EBITDA, and operating income exclude the divestiture of our specialty publishing and automotive segments, which are reported as discontinued operations.

Our second quarter and first half performance was impacted by a number of external factors, including: the continued decelerating U.S. macroeconomic landscape; ongoing financial issues with emerging telecom service providers; and cautious capital spending by larger, well capitalized telecom service providers. These factors have created a significant reduction in demand for our customers' end products and have created excessive inventory levels throughout the supply-chain.

We continue to respond decisively to current market conditions with headcount reductions and limited spending throughout our organization. We also have plans to further consolidate our custom assembly facilities and increase the utilization of our lower cost global manufacturing locations in our passive components segment.

CONSOLIDATED RESULTS OF OPERATIONS

For the second quarter of 2001, our net sales decreased 37% to $58.4 million from the $92.3 million recorded in the second quarter of 2000. For the first half of 2001, our net sales decreased 19% to $138.4 million from the $170.7 million recorded in the first half of 2000. The decrease is due to the decelerating macroeconomic conditions and reduced demand for our customers' end products discussed in the overview above, partially offset by incremental sales from our recent acquisitions.

As a result, net sales from our Custom Assemblies segment in the second quarter 2001 decreased $20.4 million, or 44%, to $26.2 million, from the $46.6 million recorded in the second quarter of 2000. Sales in the first half of 2001 decreased $14.5 million, or 18%, to $64.6 million, from the $79.1 million recorded in the first half of 2000. Sales to our major optical equipment customer declined $26.9 million, or 90%, in the second quarter 2001 compared to the same period last year and were down $31.9 million, or 72%, in the first half of 2001 compared to the same period last year. This decrease was partially offset by incremental sales from Precision, which was acquired in August 2000.

Net sales from our Passive Components segment in the second quarter 2001 decreased $7.9 million, or 31%, to $17.3 million, from the $25.2 million recorded in the second quarter of 2000. Sales in the first half of 2001 decreased $8.1 million, or 16%, to $41.8 million, from the $49.9 million recorded in the first half of 2000. Lower transformer and connector sales were partially offset by incremental sales from InNet Technologies, which was acquired in January 2001.

In the Precision Stampings segment, net sales in the second quarter 2001 decreased $5.6 million, or 27%, to $14.8 million from the $20.4 million recorded in the second quarter of 2000. Sales in the first half of 2001 decreased $9.7 million, or 23%, to $31.9 million from the $41.6 million recorded in the first half of 2000. This decrease was due to the general slow down in economic and manufacturing activity, more specifically in the automotive and electronics markets. Precision Stampings was particularly affected by reduced demand from a large customer in the electrical market, which was in the process of restructuring its Far East distribution channels.

EBITDA for the second quarter of 2001 decreased to a loss of $0.9 million from income of $13.3 million recorded in the second quarter of 2000. EBITDA for the first half of 2001 decreased to $6.4 million from $24.0 million recorded in the first half of 2000. The following is a discussion of the decrease in EBITDA by segment.

EBITDA from our Custom Assemblies segment in the second quarter of 2001 decreased $7.7 million to a loss of $0.2 million from income of $7.5 million recorded in the second quarter of 2000. EBITDA in the first half of 2001 decreased $6.8 million to $5.2 million from $12.0 million recorded in the first half of 2000. The decreases were due to the sharp decline in sales, especially in the optical cabling market, coupled with the recognition of certain acquisition costs related to Precision. EBITDA margins for the second quarter and first half declined to (0.6%) from 16.1% and 8.0% from 15.1%, respectively, for the same periods in the prior year.

In our Passive Components segment, EBITDA in the second quarter of 2001 decreased $4.7 million to a loss of $0.5 million from the income of $4.2 million recorded in the second quarter of 2000. EBITDA in the first half of 2001 decreased $7.3 million to $1.4 million from $8.7 million recorded in the first half of 2000. The decreases reflect lower connector and transformer sales, a mix shift toward lower margin products and the expense of certain acquisition costs relating to InNet. EBITDA margins for the second quarter and first half decreased to (3.1%) from 16.7% and 3.2% from 17.3%, respectively, for the same periods in the prior year.

EBITDA from our Precision Stampings segment in the second quarter of 2001 decreased $2.3 million to $0.5 million from the $2.8 million recorded in the second quarter of 2000. EBITDA in the first half of 2001 decreased $4.2 million to $1.4 million from the $5.6 million recorded in the first half of 2000. The decreases reflect lower sales volumes due to the slow down in the general economy and, more specifically, the automotive market. EBITDA margins for the second quarter and first half decreased to 3.6% from 13.6% and 4.3% and 13.4%, respectively, for the same periods in the prior year.

In the second quarter of 2001, unallocated corporate operating expenses declined to $0.7 million from the $1.2 million recorded in the second quarter of 2000. In the first half of 2001, unallocated corporate operating expenses declined to $1.4 million from the $2.2 million recorded in the first half of 2000. The decrease is due to expense reimbursements covered under an August 25, 2000 Management Services Agreement with ThermaSys Corporation, the former "Automotive Businesses."

As a result of the dramatic decline in capital spending in the telecommunications industry, the Company now believes that the growth prospects from its TAT Technologies, Precision, and InNet acquisitions are significantly less than previously expected and those of historical periods. As a result of an extensive review, the Company has determined that the goodwill resulting from these acquisitions is impaired and, in order to write-down goodwill to fair market value, the Company has taken a $97.3 million goodwill impairment charge in the second quarter of 2001. For further information see Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Excluding the goodwill impairment, operating income for the second quarter of 2001 decreased $16.8 million to a loss of $7.7 million from income of $9.1 million recorded in the second quarter of 2000. On the same basis, operating income for the first half of 2001 decreased $22.1 million to a loss of $5.9 million from income of $16.2 million recorded in the first half of 2000. The decrease was due to the decline in EBITDA coupled with incremental depreciation and amortization expense primarily attributable to the Precision and InNet acquisitions.

The loss from continuing operations before income taxes and excluding the goodwill impairment charge increased $13.9 million to a loss of $15.0 million in the second quarter of 2001 from a $1.1 million loss recorded in the second quarter of 2000. On the same basis, the loss from continuing operations before income taxes increased $17.8 million to a loss of $21.5 million in the first half of 2001 from a $3.7 million loss recorded in the first half of 2000. The increase was attributable to the decline in operating income. Net interest expense for the second quarter and first half of 2001 decreased by $1.4 million and $1.8 million, respectively from the same periods in the prior year, due to the receipt of $1.9 million in interest income related to a tax refund and, to a lesser extent, the reduction in interest rates compared to the same periods in the prior year.

We recorded income tax benefits and effective rates for the second quarter of 2001 and 2000 of $4.0 million, or 3.6% and $0.8 million, or 73.2%, respectively. We recorded income tax benefits and effective rates for the first half of 2001 and 2000 of $5.7 million, or 4.8% and $1.4 million, or 38.7%, respectively. The decrease in the effective benefit rates is primarily due to the write down of goodwill associated with the TAT Technologies, Precision and InNet acquisitions.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to Holdings' majority stockholders for net proceeds of $144.5 million. As a result of these transactions, we recorded aggregate income from discontinued operations, net of tax, of $3.6 million in the second quarter of 2000 and $48.0 million in the first half of 2000, which is comprised of $4.9 million in income from operations and $43.0 million in gain on the sale.

We recorded a net loss of $108.3 million in the second quarter of 2001 as compared to net income, after accounting for discontinued operations, of $3.3 million in the second quarter 2000. In the first half of 2001 we recorded a net loss of $113.2 million as compared to net income, after accounting for discontinued operations, of $45.7 million in the first half of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: 1) goodwill and indefinite lived intangible assets will no longer be amortized, 2) goodwill will be tested for impairment at least annually at the reporting unit level, 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and 4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were a use of $2.1 million for the six months ended June 30, 2001 as compared to a source of $5.4 million for the same period in 2000, which reflects a decrease of $7.5 million. The decrease was due to the pre-tax operating loss, partially offset by a net source from working capital. During the six months, we paid $7.2 million in interest on our 12% Senior Subordinated Notes due 2007 and the Company plans to make its next interest payment on these notes, which is due August 15, 2001.

Capital expenditures for the first half of 2001 were $4.3 million as compared to $3.5 million in the first half of 2000. The increase reflects certain carryover projects in the Precision Stampings segment from the fourth quarter 2000. Capital expenditure allocations during the current period by segment were 27% to Custom Assemblies, 42% to Passive Components, and 30% to Precision Stampings. As previously disclosed, the Company expects to curtail capital expenditures to coincide with market conditions.

On January 10, 2001 we purchased InNet Technologies, Inc. for $44.1 million, net of cash acquired, using cash and $25.0 million of additional Term B Facility borrowings, as permitted under the Credit Agreement.

We paid quarterly mandatory prepayments on the term facility of $1.2 million, in the first quarter of 2001, and $1.25 million in April and July 2001. Future term loan mandatory prepayments of $1.25 million and $1.7 million are due in October and December of 2001, respectively.

As a result of the TAT Technologies and Precision acquisitions, in April 2001, we paid approximately $15.1 million of acquisition related incentives which were accrued as of December 31, 2000. We also received a tax refund, including interest, of $4.4 million in April 2001. We have a tax payment of approximately $5.2 million due by November 2001. This payment relates to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, part of the "Automotive Businesses".

On June 30, 2001, the Company was not in compliance with certain financial covenants under its Credit Agreement. In response to this situation, the Company entered into negotiations with its lenders and Holding's equity holders which resulted, on August 14, 2001, in waivers by the Company's lenders of such defaults, an Amended Credit Agreement and the investment by certain of Holding's equity holders of an additional $15.0 million in senior unsecured loans to the Company under the Amended Credit Agreement.

Pursuant to the Amended Credit Agreement, the cash interest rate on existing loans, and the fees payable with respect to outstanding letters of credit, were increased by 0.75% and the unused commitment fee under the revolving credit portion of the Amended Credit Agreement was increased by 0.25%. The Amendment also requires the Company to accrue deferred interest and fees on outstanding loans and letters of credit at a rate of 2.00% per annum until the later of the delivery of the Company's financial statements for the fiscal quarter ending December 31, 2002 and the Company achieving $38.0 million of EBITDA in a period of two consecutive fiscal quarters, with such accrued interest to be subject to an aggregate minimum of $7.0 million. Such deferred interest and fees will be payable on the maturity date of the corresponding loans and commitments but will, beginning on the date such deferred amounts cease to accrue, bear cash interest, payable monthly, at a rate equal to one-month LIBOR plus 4.00%.

The Amendment also replaced the existing financial covenants with a minimum EBITDA test, a maximum indebtedness test, and, with effect from the fiscal quarter ending December 31, 2003, a minimum fixed charge coverage ratio test. In addition, the Company's ability to make capital expenditures and investments and to incur indebtedness was further restricted and the Company agreed to provide certain additional collateral to its existing lenders under the Amended Credit Agreement.

The Amendment also provides for $15.0 million of additional funds to be invested by certain of Holding's existing equity holders in the form of a new tranche of senior, unsecured loans under the Amended Credit Agreement. These new loans will accrue interest, which will compound quarterly but not be paid in cash until the maturity date of the loans on June 25, 2007, at a rate based on the Company's leverage ratio as follows:

In conjunction with the borrowing of this new tranche of loans, the Company will grant the lenders making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of the common stock then outstanding.

In addition to this $15.0 million of new senior, unsecured loans made at the closing of the Amendment, the Amendment permits the incurrence of (i) up to $15.0 million of further senior, unsecured loans under the Amended Credit Agreement on the same basis and (ii) up to another $15.0 million of senior subordinated notes with a stated maturity and interest rate substantially identical to the new loans under the Amended Credit Agreement but otherwise with terms substantially similar to the Company's outstanding 12% Senior Notes due 2007. The lenders of any such loans and the purchasers of any such notes would be entitled to receive warrants to purchase four shares of the Company's common stock for every $1,000 principal amount of loans made or notes purchased. Proceeds of any such additional loans or notes will be included as EBITDA under the Amended Credit Agreement for purposes of determining the Company's compliance with the new minimum EBITDA covenant contained in the Amended Credit Agreement. While the Amendment permits the Company to incur such additional loans and issue such notes, the Company has not sought or obtained any commitments to make any such loans or purchase any such notes and there can be no assurance that any such commitments will be forthcoming if the Company seeks them.

In anticipation of the amendment and restatement of its Credit Agreement, on August 13, 2001, the Company permanently reduced the commitments under the revolving credit portion of its Credit Agreement from $50 million to $44 million.

Also, in anticipation of such amendment and restatement, the making of the $15.0 million of additional loans thereunder and the issuance of warrants to purchase the Company's common stock, on August 14, 2001, (i) the Company's charter was amended to increase the number of its authorized shares of common stock from 1,000 to 1,000,000 and (ii) the Company effected a 1,000:1 stock split, thereby increasing the number of its outstanding shares of common stock from 100 to 100,000.

At August 14, 2001, we had cash and borrowing availability of approximately $30.0 million. The Company remains highly leveraged and believes its cash flow from operations, cash on-hand and funds received under the Amended Credit Agreement will be sufficient to satisfy working capital requirements and capital expenditure needs through at least August 15, 2002.

As of June 30, 2001, our stockholders' deficit totaled $164.3 million, which is the result of both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK

As a result of continued weak market conditions, we do not expect improved performance in the second half of 2001. We see no current signs of a rebound in the U.S. economy and we expect emerging telecom carriers to continue to experience difficulty in securing equipment financing. Therefore, we expect these carriers will continue to cancel or delay equipment orders, causing them to further delay spending with major telecommunication equipment OEM's which will extend the time required to deplete excessive inventory levels within the supply chain.

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

Thus, the magnitude and duration of these circumstances could impact our principal sources of liquidity, which include cash on-hand, cash from our operating activities and potential funding under the Amended Credit Agreement, which in turn could limit our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our acquisition strategies.

MARKET RISK AND RISK MANAGEMENT

Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of June 30, 2001, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the second quarter of 2001, we had $220.1 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.2 million, using average debt levels. As of June 30, 2001, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:


-        delays in new product introductions;

-        lack of market acceptance of new products;

-        changes in demand for our products;

-        changes in market trends;

-        short-term and long-term outlook;

-        operating hazards;

-        general competitive pressures from existing and new competitors;

-        effects of governmental regulations;

-        changes in interest rates; and

- adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments.

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

          None

     (b)  Reports on Form 8-K

           A report, dated May 10, 2001 on Form 8-K was filed with the SEC on May 11, 2001, pursuant to Items 5 and 7 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INSILCO TECHNOLOGIES, INC.


Date:   August 14, 2001            By:   /s/ Michael R. Elia
                                         --------------------
                                         Michael R. Elia
                                         Senior Vice President, Chief
                                         Financial Officer, Treasurer and
                                          Secretary