Form 10-K405
period 2001-12-31
INSILCO TECHNOLOGIES INC
filed 2002-04-01
CIK 863204

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

                   for the Fiscal Year Ended December 31, 2001

                         Commission File number: 0-22098

                           INSILCO TECHNOLOGIES, INC.
             (Exact name for Registrant as specified in its charter)

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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 19, 2002, 100,000 shares of common stock, $.001 par value, were outstanding. The registrant is a wholly owned subsidiary of Insilco Holding Co.

The registrant meets the conditions set forth in General Instruction I (i) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
================================================================================

                                Table of Contents
                                                                           Page
                                                                           ----
PART I

Item 1.    Business                                                          2

Item 2.    Properties                                                       13

Item 3.    Legal Proceedings                                                14

Item 4.    Submission of Matters to a Vote of Security Holders              14

PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters                                            14

Item 6.    Selected Financial Data                                          15

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                                                                            16
Item 7A.   Quantitative and Qualitative Disclosures
             About Market Risk                                              27

Item 8.    Financial Statements and Supplementary Data                      27

Item 9.    Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure
                                                                            27
PART III

Item 10.   Directors and Executive Officers of the Registrant               29

Item 11.   Executive Compensation                                           29

Item 12.   Security Ownership of Certain Beneficial Owners and Management   29

Item 13.   Certain Relationships and Related Transactions                   29

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                    30

           Signatures                                                       34

           Consolidated Financial Statements                               F-1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our actual results could differ materially from those projected in forward-looking statements. All statements other than historical facts are forward-looking statements, including the statements made in the outlook section. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we can give no assurance that such expectations will prove to be correct. Factors that could cause actual results to differ materially are set forth under the caption "Business - Critical Risk Factors" in this Annual Report on Form 10K and other factors detailed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the following:

     o   changes in arrangements with our lenders
     o   delays in new product introductions
     o   lack of market acceptance of new products
     o   changes in demand for the products
     o   large customer concentration
     o   dependence on key personnel
     o   foreign exchange fluctuations
     o   control exhibited by majority holders
     o   changes in market trends
     o   liquidity of common stock
     o   operating hazards
     o   general competitive pressures from existing and new competitors
     o   effects of governmental regulations, including environmental matters
     o   changes in interest rates
     o adverse economic conditions that could affect the amount of cash available for debt servicing and capital investments

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

ITEM 1. BUSINESS
----------------

                                   THE COMPANY
OVERVIEW

We are Insilco Technologies, Inc., formerly Insilco Corporation. We are a Delaware corporation originally incorporated in New Jersey in 1898 and a wholly-owned subsidiary of Insilco Holding Co. or Holdings. We manufacture telecommunication and electrical component products for the computer networking, telephone digital switching, premises wiring, main frame computer, automotive and medical equipment markets.

We are currently in default on our 12% Senior Subordinated Notes due 2007, or 12% Notes, as well as in a cross-default on our senior secured credit facility. As a result of this default, the debt under the senior secured credit facility and the 12% Notes has been reclassified to current. At this time, we are having on-going discussions with our senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact our principal resources of liquidity and our ability to meet future cash requirements. Such limitations could force us to consider alternatives that may include negotiating further amendments to the senior secured credit facility, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances. See further discussion at Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

We own and operate a number of subsidiaries and report our financial results through three primary product line segments: Custom Assemblies, Passive Components, and Precision Stampings. The percentage of our total net sales for each of these segments over the last three fiscal years is:

                              1999     2000     2001
                            -------  -------  -------
Custom Assemblies              27%      51%      44%
Passive Components             36%      28%      32%
Precision Stampings            30%      21%      24%
Other (1)                       7%       0%       0%
                            -------  -------  -------
           Total              100%     100%     100%
                            =======  =======  =======

(1) Our Other segment includes two businesses, a manufacturer of machinery and equipment for the heat exchanger market and a welded stainless steel tubing manufacturer, which were divested in 1999.

On August 17, 1998, our management, Holdings, and Silkworm Acquisition Corporation or Silkworm, an affiliate of DLJ Merchant Banking Partners, II, L.P. or DLJMB, completed a series of merger transactions (see Note 2 of the Notes to the Consolidated Financial Statements). As a result, we became a wholly owned subsidiary of Holdings and are included in Holdings' consolidated financial statements and are a part of Holdings' consolidated group for tax purposes.

On January 25, 1999, we purchased the stock of Eyelets for Industry, Inc., or EFI, a precision stamping operation with facilities in Connecticut and Texas. EFI is included in our Precision Stampings segment.

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

Neither of these divestitures met the classification requirements for Discontinued Operations. Therefore, the costs and gain or loss associated with these divestitures are included in restructuring costs or Other Income in the Consolidated Statement of Operations.

On February 11, 2000, we sold our Taylor Publishing Company, or Taylor, which designed and printed student yearbooks. Taylor represented our discontinued Specialty Publishing segment.

On February 17, 2000, we acquired the stock of T.A.T. Technologies, or TAT. TAT, headquartered in Montreal, Canada, designs and provides custom wire and cable assemblies, and door, panel and electromechanical assemblies to telecommunication equipment manufacturers. TAT is included in our Custom Assemblies segment.

On August 25, 2000, we purchased Precision Cable Manufacturing, or PCM. PCM is headquartered in Rockwall, Texas, and is a cable and wire assembly provider primarily to the telecommunications industry. PCM is included in our Custom Assemblies segment. Also on August 25, 2000, we, through Holdings, sold our "Automotive Businesses" to Holdings' majority stockholders. These "Automotive Businesses," which previously comprised our now discontinued Automotive Components segment, manufactured, sold and distributed tubing and heat exchanger products and transmission and suspension components.

On January 10, 2001, we acquired the stock of InNet Technologies, Inc., or InNet. InNet is headquartered in San Diego, California, and is a designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. InNet is included in our Passive Components segment.

Our principal executive offices are located at 425 Metro Place North, Fifth floor, Dublin, Ohio 43017, and our telephone number is (614) 792-0468.

PASSIVE COMPONENTS

Our Passive Components segment consists of three business units: Signal Transformer, or Signal, InNet, which was purchased on January 10, 2001, and Stewart Connector Systems, or SCS. The businesses in this segment provide products and services for OTEMs, EMS providers, and industrial original equipment manufacturers, or OEMs. Our products in this segment include transformers, data-grade connectors and magnetic interface products used in a broad range of applications, including network servers, computers and related peripherals, network bridges and routers, telephone switching equipment, home and retail security systems, medical instrumentation, gaming and entertainment, and process controls.

DATA-GRADE CONNECTORS AND INTEGRATED MAGNETIC COMPONENTS: Through the SCS and InNet business units, we design and manufacture specialized high speed data connector systems, including modular plugs, modular jacks, shielded and non-shielded specialized connectors, and integrated magnetic components.

We have numerous domestic and foreign competitors, some of which have substantially more resources than we have. Competition is based principally on price with respect to older product lines and on technology and product features for newer products. Competition for newer products is also based, to a lesser extent, on patent protection.

We sell our products throughout the world, directly and through sales subsidiaries, and through a network of manufacturers' representatives. We also maintain a direct sales office (and to a lesser extent, distribution operations) in Germany. We sold 44% in 1999, 48% in 2000 and 67% in 2001 of these products to foreign markets.

We manufacture our products through our manufacturing facilities in Pennsylvania, Mexico and China. As of December 31, 2001, we had 3,256 employees in these business units.

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

The transformer industry is highly fragmented with a major portion of production remaining captive within OEMs. We have numerous competitors, including both domestic and foreign manufacturers. Competition in our markets is based primarily on price, engineering, quick delivery, and product quality. Transformers are found in a broad range of electronic products and end-use markets. These products are used to control current flow in a circuit. Transformers are somewhat of a more complex inductor device, consisting of two or more coils coupled together, designed to transmit energy from one circuit to another via mutual induction.

We market our products directly, utilizing catalogs and print advertising. We also market our products indirectly through selective independent sales representatives in targeted regions of the country. We have a customer base of over 9,000 accounts, consisting of both OEMs and after-market resellers.

We have production facilities located in the Dominican Republic, Mexico, and New York. As of December 31, 2001, we had 458 employees in this business unit.

CUSTOM ASSEMBLIES

The Custom Assemblies segment consists of three operating units: ITG Global (fka Escod Industries), or ITG, a division of our Company, TAT and PCM. Through these businesses, we design, engineer and manufacturer custom cable assemblies and electromechanical assemblies primarily for original telecommunications equipment manufacturers, or OTEMs, and their electronic manufacturing service, or EMS, providers. Our customers' end products are used primarily in the data communications and telecommunications industries. Therefore, the demand for our products depends on the demand for our customers' end products and our customers' utilization of their own production sites and their EMS providers.

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

We believe the trend toward outsourcing, which is fueled by a trend among high-technology companies to outsource their cable assembly needs to contract manufacturers will continue. These technology companies are particularly seeking to consolidate their supplier base, reduce inventories and improve inventory management, reduce component costs, increase flexibility, and improve component product quality and technical support with larger suppliers with much more significant resources.

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

Although we provide custom assembly services to medical, global-positioning, and industrial original equipment manufacturers, OTEMs account for the bulk of the sales in this segment. Moreover, two OTEMs directly or indirectly accounted for approximately 51% of our cable and wire assembly revenues in 1999, 61% in 2000 and 34% in 2001. Because of our dependence on these two major customers, revenue and EBITDA (earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items) associated with this segment are sensitive to changes in demand from these customers. In addition, due to the nature of customers' end products and their product life cycles and the various cost structures and utilization of our locations, EBITDA margins can vary greatly between locations. During 2001 and 2000, one location accounted for approximately 52% and 76%, respectively, of the total EBITDA of this segment.

We provide services and manufacture approximately 7,500 different types of assemblies through our manufacturing facilities in North Carolina, South Carolina, Florida, Texas, Mexico, Ireland and Canada. As of December 31, 2001, we had 1,256 employees in these business units.

PRECISION STAMPINGS

Through our Precision Stampings segment, we use tool and die design capabilities and high-speed presses to manufacture high volume, precision stampings and wire-formed components for automotive, telecommunications, data networking, electronics and electrical customers. These components are then used in connectors, circuit breakers, electric fuses, lighting and process control capacitors, sensor contacts and battery cans. We are capable of high speed, tight tolerance manufacturing, progressive and transfer die stamping, and slide, deep draw, and wire forming. We manufacture our products in our facilities in New York, Connecticut and Texas.

We sell our capabilities to a broad customer base primarily in the U.S. through a network of manufacturers' representatives. One electrical products customer, directly or indirectly, accounted for approximately 13% of our Precision Stampings revenues in 1999, 11% in 2000, and 15% in 2001.

Our competitors in each of our product lines are numerous. In the case of metal stampings, our own customers are competitors. These competitors, however, traditionally have not focused on the highly customized products and services that we provide.

In January 1999, we acquired Eyelets for Industry to expand our production capabilities to deep drawn and wireformed parts. This business was combined with our existing stamping operations and we consolidated duplicate El Paso operations, which eliminated one facility. We now operate our Precision Stampings businesses under the name StewartEFI.

As of December 31, 2001, we had 402 employees in these business units.

DIVESTED BUSINESSES

On June 30, 1999, we closed our McKenica business, which manufactured high speed welded tube mills and other machinery and equipment for the heat exchanger market.

On August 23, 1999, we sold our Romac business, which manufactured stainless steel tubing for a variety of marine, architectural, automotive and decorative applications at its facility in North Carolina.

Neither of these divestitures met the classification requirements for Discontinued Operations. Therefore, the costs and gain or loss associated with these divestitures are included in restructuring costs or Other Income in the Consolidated Statement of Operations.

On February 11, 2000, we sold our specialty publishing business, Taylor Publishing Company. More information on this sale is provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations."

On August 25, 2000, through Holdings, we sold our "Automotive Businesses" to Holdings' majority stockholders. More information on this sale is provided in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

For further discussion on all divested businesses, see Note 2 of the Notes to the Consolidated Financial Statements.

PATENTS AND TRADEMARKS

We hold patents or trademarks in most of our businesses that have expiration dates ranging from 2001 to 2018. We expect to maintain such patents and to renew them prior to expiration. We do not believe the expiration of any one of our patents will have material adverse effect on any of our businesses.

RAW MATERIALS AND SUPPLIES

We rely on the following principal raw materials and supplies for the day-to-day production of our products:

     o    copper wire;
     o    steel;
     o    brass;
     o    aluminum;
     o    plastics;
     o    ceramics; and
     o    precious metals.

We purchase these materials and supplies on the open market to meet current requirements. We believe these sources of supply are adequate for our needs and anticipate no difficulty in receiving any of our needed raw materials and supplies.

BACKLOG

Our backlog by business segment, which we believed to be firm at December 31, 2000 and 2001, is as follows (in thousands):

                                  December 31,
                             ---------------------
                                2000         2001
                             ---------   ---------
Custom Assemblies            $  40,321   $  14,084
Passive Components              21,984      17,108
Precision Stampings             41,161      35,018
                             ---------   ---------
       Total                 $ 103,466   $  66,210
                             =========   =========

We believe that approximately all of our 2001 backlog will be filled in 2002.

EMPLOYEES AND LABOR RELATIONS

At December 31, 2001, we employed approximately 5,385 people on a full-time basis. Approximately 721, or 13%, of these employees were covered by collective bargaining agreements with various unions. The largest collective bargaining unit covers approximately 406 employees. We consider relations with our employees to be good.

We have defined benefit and defined contribution pension plans covering substantially all employees. For information regarding defined benefit pension plans, see Note 12 to the Consolidated Financial Statements.

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

We have taken significant measures to (1) address emissions, discharges and waste generation and disposal, (2) improve management practices and operations in response to legal requirements, and (3) internally review compliance with applicable environmental regulations and approved practices. In order to achieve these goals, we have instituted several programs including (1) raw material and process substitution, recycling and material management, (2) periodic review of hazardous waste storage and disposal practices, and (3) review of compliance and financial status and management practices of our offsite third-party waste management firms.

During our 1993 bankruptcy reorganization, we settled all claims of the United States relating to our pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. This settlement (1) discharged us from contribution claims of the United States at a number of hazardous waste sites, (2) protects us from contribution claims of the remaining potentially responsible parties, (3) limits the amount we may be required to pay the United States in any one year on pre-petition claims, and (4) provides that any such payment may be made in cash or, at our option, common stock valued at 30% of the allowed claim.

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

FINANCIAL INFORMATION ABOUT INTERNATIONAL SALES

Our international sales have been revised to exclude our discontinued operations. In 1999, our international sales were $36.3 million or 15% of consolidated sales. We sold $23.8 million to Europe, $8.2 million to Asia, $2.8 million to Canada and $0.5 million to Mexico. The remaining $1.0 million accounts for the rest of the world. In 2000, our international sales were $59.1 million or 16% of consolidated sales. We sold $29.1 million to Europe, $21.5 million to Asia, $5.5 million to Canada and $1.3 million to Mexico. The remaining $1.7 million accounts for the rest of the world. In 2001, our international sales were $76.9 million or 31% of consolidated sales. We sold $31.8 million to Europe, $18.3 million to Asia, $16.5 million to Canada and $9.6 million to Mexico. The remaining $0.7 million accounts for the rest of the world. Primarily, we conduct our transactions in U.S. currency.

CRITICAL RISK FACTORS

SUBSTANTIAL LEVERAGE; LIQUIDITY; STOCKHOLDERS' DEFICIT

We are currently in default on our 12% Senior Subordinated Notes due 2007 as well as in a cross-default on our senior secured credit facility. As a result of this default, the debt under the senior secured credit facility and the 12% Notes has been reclassified to current. At this time, we are having on-going discussions with our senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact our principal resources of liquidity and our ability to meet future cash requirements. Such limitations could force us to consider alternatives that may include negotiating further amendments to the senior secured credit facility, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

Our level of indebtedness could have important consequences to us, including:
(i) limiting cash flow available for general corporate purposes, including acquisitions, because a substantial portion of the our cash flow from operations must be dedicated to debt service; (ii) limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions; (iii) limiting our flexibility in reacting to competitive and other changes in the industry and economic conditions generally; and (iv) exposing us to risks inherent in interest rate fluctuations because certain of the of our borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

CUSTOMER CONCENTRATION; ABSENCE OF LONG-TERM CONTRACTS

A significant portion of our sales are made to a relatively small group of major customers. Two OTEMs directly or indirectly accounted for approximately 51% of our cable and wire assembly revenues in 1999, 61% in 2000 and 34% in 2001. The current size of our telecommunications customer base exposes us to the risk of changes in the business condition of our major customers and to the risk that the loss of a major customer could adversely affect our results of operations. While we have supplied these companies for years, they are not contractually bound to purchase supplies from us in the future. Thus, our relationship with these customers is subject to termination at any time. If we were to lose these companies as a customer, our results of operations would be adversely affected.

CYCLICAL MARKETS

A substantial portion of our revenues derive from sales to markets that have been historically, and are likely to continue to be, cyclical. For the year ended December 31, 2001, approximately 48% of our net sales were attributable to the telecom and data networking markets. These markets have experienced recessionary or slow growth conditions for substantial periods in the past, currently and may experience recessionary condition in the future. Any substantial weakening of these markets would have an adverse effect on our results of operations.

COMPETITION

The businesses in which we are engaged are highly competitive and in some cases highly fragmented, with many small manufacturers. In some of our businesses, especially the data grade connector business, we compete with entities having significantly more resources. In certain other businesses, we compete with entities that have a greater share of the relevant market and lower costs. As competition increases, profit margins on some of our significant business lines could decrease, and in the more fragmented markets, consolidation could occur, resulting in the creation of larger and financially stronger competitors. We believe that, to remain competitive and maintain or increase our profitability, we must pursue a strategy focusing on growth and product innovation. However, our competitors can be expected to continue to seek their own growth, to improve the design and performance of their products, to reduce costs of existing competitive products and to introduce new products with competitive price and performance characteristics. Although we believe that, with respect to most of our businesses, we have certain technological, manufacturing and other advantages over our competitors, maintaining these advantages will require continued investment by us in research and development, sales and marketing, productivity improvements and information systems. There can be no assurance that we will have sufficient resources to continue to make such investments, that such investments will be successful or that we will be able to maintain our existing competitive advantages.

TECHNOLOGY AND THE DEVELOPMENT OF NEW PRODUCTS

The markets for many of our products, particularly the products produced by Stewart Connector and InNet, are characterized by technological change, evolving industry standards, frequent new product introductions and product customization. Many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. In addition, the introduction of new products and technologies may render existing or proposed products noncompetitive or obsolete. Moreover, many of our customers utilize our products and proprietary technologies as components of other products, which they manufacture or assemble, which may become uncompetitive or obsolete. Although we work closely with our customers to stay informed with respect to product development, there can be no assurance that any of the products currently being developed by us, or those to be developed in the future, will be completed in any particular time frame or that we or our customers' products or proprietary technologies will not become uncompetitive or obsolete.

ACQUISITION GROWTH STRATEGY; MANAGEMENT AND FUNDING OF GROWTH

We have historically pursued an acquisition strategy. There are various risks associated with pursuing a growth strategy of this nature. Any future growth will require us to manage our expanding domestic and international operations, integrate new businesses and adapt our operational and financial systems to respond to changes in our business environment, while maintaining a competitive cost structure. Our acquisition strategy of will continue to place demands on us and our management to improve our operational, financial and management information systems, to develop further the management skills of our managers and supervisors, and to continue to retain, train, motivate and effectively manage our employees. Our failure to manage our prior or any future growth effectively could have a material adverse effect on us. There also can be no assurance that suitable acquisition candidates will be available or that acquisitions can be completed on reasonable terms.

Additionally, our ability to maintain and increase our revenue base and to respond to a shift in customer demand and changes in industry trends will partially depend on our ability to general sufficient cash flow or obtain sufficient capital for the purpose of, among other things, financing acquisitions, satisfying customer contractual requirements and financing infrastructure growth. There can be no assurance that we will be able to generate sufficient cash flow or that financing will be available on acceptable terms to fund our future growth.

ENVIRONMENTAL MATTERS

Our operations are subject to federal, state, local and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental matters and have incurred in the past and will continue to incur capital costs and other expenditures relating to environmental matters. Certain properties now or previously owned by us are undergoing remediation. Liability under environmental laws may be imposed on current and prior owners of property or businesses without regard to fault or to knowledge about the condition or action causing the liability. As an owner and operator, we may be required to incur costs relating to the remediation of such owned or operated properties, and environmental conditions could lead to claims for personal injury, property damage or damages to natural resources. We have in the past and may in the future be named a potentially responsible party, or PRP, at off-site third-party disposal sites to which we have sent waste.

We believe, based on current information, that any costs we may incur relating to environmental matters will not have a material adverse effect on our business, financial condition or result of operations. There can be no assurance, however, that we will not incur significant fines, penalties or other liabilities associated with noncompliance or clean-up liabilities or that future events, such as changes in laws or the interpretation thereof, the development of new facts or the failure of other PRPs to pay their share will not cause us to incur additional costs that could have a material adverse effect on our business, financial condition or results of operations.

DEPENDENCE ON KEY PERSONNEL

Our success depends to a significant extent upon the services of our senior management and other management in our various businesses. We could be adversely affected if any of these persons were unwilling or unable to continue in our employ.

RISKS ASSOCIATED WITH FOREIGN OPERATIONS; EXCHANGE RATE FLUCTUATIONS

Our products are manufactured and assembled at facilities in the United States, the Dominican Republic, Canada, China and Mexico and sold in many foreign countries. In 2001, approximately 31% of our net sales and costs of goods sold occurred outside the United States. International manufacturing and sales are subject to inherent risks, including changes in local economic or political conditions, the impositions of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and exchange rate risk. There can be no assurance that these factors will not have a material adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

CONTROL BY THE DLJMB FUNDS

Approximately 70.5% of the outstanding shares of Holding's common stock are held by the DLJMB Funds. As a result of their stock ownership, the DLJMB Funds control Holdings and have the power to elect all of the members of the Board of Directors, appoint new management and approve any action requiring the approval of the holders of Holding's common stock, including adopting certain amendments to our certificate of incorporation, and approving any acquisition or approving sales of all or substantially all of the assets of us or Insilco. The directors elected by the DLJMB Funds will have the authority to effect decisions affecting our capital structure, including the issuance of additional capital stock and the implementation of stock repurchase programs.

LIQUIDITY OF COMMON STOCK

Holding's common stock trades only on the over-the-counter market. Although prices in respect of trades are published by the National Association of Securities Dealers, Inc., periodically in the "pink sheets", quotes for such shares will likely not be readily available.

ITEM 2. PROPERTIES
------------------

We manufacture our products in various locations, primarily in the United States. We believe that our facilities generally are well maintained and adequate for the purposes for which they are used. Our principal operating plants and offices at December 31, 2001, included the following properties:

                                                                                            Approximate       Terms of
Business Segment        Location                                 Principal Use            Square Footage     Occupancy
----------------        --------                                 -------------            --------------     ---------
Custom Assemblies       N. Myrtle Beach, SC                      Office/Manufacturing         46,506           Owned
-----------------       Lake Wales, FL                           Office/Manufacturing         42,000           Owned
                        Hiddenite, SC                            Office/Manufacturing         44,350           Owned
                        Loris, SC                                Warehouse/Idle               36,960           Owned
                        Galway, Ireland Carraoe County           Office/Manufacturing         25,000           Leased
                        Larne, Northern Ireland Antrim County    Warehouse                    25,000           Owned
                        Rockwall, TX                             Office/Manufacturing         75,000           Owned
                        Rockwall, TX                             Manufacturing                15,000           Leased
                        Reynosa, Mexico                          Office/Manufacturing         75,000           Leased
                        Montreal, Canada                         Office/Manufacturing         65,000           Owned

Passive Components      Inwood, NY                               Office/Manufacturing         39,361           Owned
------------------      San Piedras, PR                          Office                          250           Leased
                        Itabo, Haina Dominican Rep.              Office/Manufacturing         28,809           Leased
                        Apodaca, N.L. Mexico                     Office/Manufacturing         50,000           Leased
                        Glen Rock, PA                            Office/Manufacturing         84,000           Owned
                        Friedrichsdorf, Germany                  Office/Warehouse              9,460           Leased
                        Cananea, Mexico                          Warehouse/Manufacturing      73,263           Leased
                        Hong Kong                                Office/Warehouse              3,012           Leased
                        Dong Guan, China                         Manufacturing/Dormitory     645,000           Leased
                        San Diego, CA                            Office                        7,000           Leased

Precision Stampings     Yonkers, NY                              Office/Manufacturing        190,000           Owned
-------------------     El Paso, TX                              Office/Manufacturing         60,000           Leased
                        Thomaston, CT                            Office Manufacturing         73,598           Owned
                        Waterbury, CT                            Warehouse                    22,500           Leased

Corporate               Dublin, OH                               Office                        7,535           Leased
---------

Substantially all of our material domestic assets, including the owned properties set forth above, are subject to major encumbrances collateralizing our obligations under the senior secured credit facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
        MATTERS
        -------

Our common stock is our only class of authorized equity securities. All of the common stock is owned by Holdings following the Mergers described herein. Prior to the Mergers, our common stock was traded on the Nasdaq National Market under the symbol "INSL". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the Nasdaq National Market through the date of the Mergers.

                                             Low Sale    High Sale
                                             --------    ---------
1998:
First Quarter                                $ 32.000    $ 43.375
Second Quarter                               $ 42.875    $ 44.625
Third Quarter (through August 17, 1998)      $ 43.750    $ 45.000


On August 17, 1998, we completed a series of transactions, which included, among other things, the formation by Holdings (then a wholly-owned subsidiary of our Company) of a wholly-owned subsidiary ("ReorgSub"), followed by the merger of ReorgSub with and into our Company (the "Reorganization Merger"). As a result of these transactions, each of our stockholders had his or her shares of our Company converted into the same number of shares of Holdings and the right to receive $0.01 per share in cash, and Holdings became our parent.

Promptly following the Reorganization Merger, a second merger took place pursuant to which Silkworm, an affiliate of DLJMB, merged with and into Holdings (the "Merger," and together with the Reorganization Merger, the "Mergers") and each share of Holdings common stock was converted into the right to receive $43.47 in cash and 0.03378 of a share of Holdings common stock. Thus, as a result of the Mergers, each of our stockholders, in respect of each of his or her shares, received $43.48 in cash and retained 0.03378 of a share of Holdings common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following table sets forth selected financial information (dollars in thousands) derived from our Consolidated Financial Statements.

                                                                                 Year Ended December 31,
                                                        ------------------------------------------------------------------------
                                                              1997           1998           1999           2000           2001
Operations Data (1)
   Sales (net)                                              $236,172        220,939        248,042        370,848        246,119
   Costs of Products Sold                                    167,030        159,727        191,295        266,938        210,666
   Depreciation and Amortization                               7,852          8,332         10,176         14,834         20,418
   Merger Expenses                                                 -         20,890              -              -              -
   Goodwill Impairment Charge                                      -              -              -              -        150,260
   Restructuring charge                                            -              -          5,787              -          1,319
   Operating Income (loss)                                    21,524         (9,413)           570         37,476       (171,622)
   Other Income
     Interest Expense                                        (19,924)       (28,575)       (36,452)       (38,271)       (39,601)
     Interest Income                                           2,779            933            391            391          3,630
     Other Income (expense), net                               1,078          3,101          9,993         (1,035)          (377)
   Income (loss) from continuing operations
     before discontinued operations, extraordinary
     items and income taxes                                    5,457        (33,954)       (25,498)        (1,439)      (207,970)
   Income tax  benefit (expense)                              (1,968)         9,974         13,632          6,124         15,482
   Income (loss) from continuing operations
     before discontinued operations and
     extraordinary items                                       3,489        (23,980)       (11,866)         4,685       (192,488)
   Income from discontinued operations,
     net of tax                                               78,883         19,787         21,634         69,531              -
   Income (loss) before extraordinary items                   82,372         (4,193)         9,768         74,216       (192,488)
   Extraordinary items, net of tax                              (728)        (5,888)             -         (3,064)             -
   Net Income (loss)                                          81,644        (10,081)         9,768         71,152       (192,488)


                                                                                    As of December 31,
                                                        ----------------------------------------------------------------------------
Balance Sheet Data at Period End (1)                          1997           1998           1999           2000           2001

   Working Capital (2)                                      $119,817        137,812        149,898         75,486       (286,594)
   Working Capital, excluding reclassification
     of long-term debt                                       119,817        137,812        149,898         75,486         54,117
   Total Assets                                              229,969        249,503        273,490        352,493        171,940
   Long-term Debt (2)                                        256,631        312,409        319,104        285,001            341
   Other Long-term Liabilities                                26,160         29,063         30,916         40,009         25,909
   Stockholders' Equity (Deficit)                           (102,328)      (136,909)      (125,003)       (50,321)      (246,508)

                                                                                 Year Ended December 31,

                                                        ----------------------------------------------------------------------------
Cash Flow Data (1)                                           1997            1998           1999           2000           2001

   Net cash provided by (used in) operating activities      $ 44,723          3,070         13,048         15,987         (9,459)
   Net cash provided by (used in) investing activities        95,217        (22,432)       (23,305)        46,050        (50,200)
   Net cash provided by (used in) financing activities      (133,256)        16,881          9,016        (40,210)        59,444

(1) We have consummated several material transactions over the five-year period presented here, which significantly affect the comparability of the information shown. (See Note 2 of the Notes to the Consolidated Financial Statements.)

(2) Reflects the classification of long term debt under the senior secured credit facility and the 12% Notes to current.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

                                    OVERVIEW

We are currently in default on our 12% Senior Subordinated Notes due 2007, as well as in a cross-default on our senior secured credit facility. As a result of this default, the debt under the senior secured credit facility and the 12% Notes has been reclassified to current. At this time, we are having on-going discussions with our senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact our principal resources of liquidity and our ability to meet future cash requirements. Such limitations could force us to consider alternatives that may include negotiating further amendments to the senior secured credit facility, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

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

We continue to respond decisively to current market conditions with headcount reductions and limited spending throughout our organization. In fact, for the year ended December 31, 2001, we have eliminated 2,321 hourly and 175 salary personnel representing approximately $33.0 million in annualized wages and fringes, reducing our total personal approximately 50% to 2,498, excluding China.

We consummated several material transactions in 1999, 2000 and 2001 that resulted in significant changes to our debt and capital structure. A summary of these transactions is as follows:

1999

DIVESTITURES: On July 16, 1999, we sold certain assets and intellectual property relating to our heat exchanger machinery and equipment business (McKenica).

On August 20, 1999, we sold the assets of our welded stainless steel tubing business (Romac).

Neither of these divestitures met the classification requirements for Discontinued Operations. Therefore, the costs and gain or loss associated with these divestitures are included in restructuring costs or Other Income in the Consolidated Statement of Operations.

ACQUISITIONS: On January 25, 1999, we purchased the stock of EFI, a precision-stamping manufacturer. EFI is included in our Precision Stampings segment.

2000

DIVESTITURES: On February 11, 2000, we sold our specialty publishing business, Taylor Publishing Company, to TP Acquisition Corp., a wholly owned subsidiary of Castle Harlan Partners III, L.P. Our accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Specialty Publishing Business as a discontinued operation.

On August 25, 2000, through Holdings, we sold our "Automotive Businesses," which manufactured, sold and distributed tubing and heat exchanger products and transmission and suspension components to Holdings' majority stockholders. These "Automotive Businesses" previously comprised our Automotive Components segment. As a result of this sale, the accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation.

ACQUISITIONS: On February 17, 2000, we executed a definitive agreement to purchase 9011-7243 Quebec, Inc., known as TAT Technologies. TAT Technologies, is a Montreal-based provider of cable and wire assemblies. TAT is included in our Custom Assemblies segment.

On August 25, 2000, we purchased Precision Cable Manufacturing a Rockwall, Texas based cable and wire assembly provider primarily to the telecommunications industry. PCM is included in our Custom Assemblies segment.

In addition, on August 25, 2000, we amended and restated our senior secured credit facility. The senior secured credit facility provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million, 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term Facility").

2001

ACQUISITIONS: On January 10, 2001, we acquired the stock of InNet Technologies, Inc., or InNet. InNet is headquartered in San Diego, California, and is a designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. InNet is included in our Passive Components segment.

On June 30, 2001, we were not in compliance with certain financial covenants under our senior secured credit facility. In response to this situation, we entered into negotiations with our lenders and Holding's equity holders which resulted, on August 15, 2001, in waivers by our lenders of such defaults, an amendment and restatement of the senior secured credit facility and the investment by certain of Holding's equity holders of an additional $15.0 million in senior unsecured loans to us under the senior secured credit facility.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

Furthermore, these statements are prepared on a going concern basis. A basis now challenged by our recent losses and highly leveraged position. Thus, these statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Moreover, our ability to continue as a going concern and the appropriateness of using the going concern basis depends upon, among other things, (i) our ability to reach an agreement on a consensual restructuring of our capital structure with our senior secured lenders and an ad hoc committee of the 12% Note holders, (ii) our ability to create and implement a strategic business plan, and (iii) our ability to generate sufficient cash from operations to meet our obligations.

On a periodic basis we evaluate our estimates including those related to bad debts, inventories, income taxes, prepaid tooling, long-lived assets, contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Thus, our results may vary under different assumptions or conditions, for these estimates.

While many operational aspects of our business are complex, the accounting for our business is generally straightforward. The following summarizes our critical accounting policies, including our processes for determining estimates:

TRADE RECEIVABLES

We record trade receivables when products are shipped, invoiced and title transfers to the customer. We have a monthly process for estimating and recording reserves for doubtful amounts based on the aging of our accounts receivable, past collection history with individual customers and known circumstances involving specific balances all of which involve judgement. We further believe that the collectibility of our receivables is directly linked to our customers' future operating performances, cash flows, general economic conditions and specific market conditions relating to our customers' end markets which, due the numerous markets and products we serve, are often difficult to access. Therefore, the adequacy of our reserves for doubtful amounts could be materially impacted by changes in these factors.

INVENTORIES

We record the purchase of inventory upon receipt and transfer of title and relieve this value on a first-in, first-out cost method. We review inventory values periodically and record reserves to adjust inventory to its lower of cost or market value. In addition, we have a monthly process for estimating and recording reserves for excess and obsolete inventory items based on a variety of factors. These factors include but are not limited to engineering and customer change orders, changes in material availability, new product introductions and plan obsolescence, and forecasted future demand, all of which involve judgement. Thus, the adequacy of our reserves could be materially impacted by changes in these factors.

DEFERRED TOOLING

We often develop tools and dies for customer products and our own priority products. The costs incurred relating to these items are often billed directly to the customer at various stages of completion in the case of customer specific tooling and capitalized in the case of tooling for propriety products. Revenue and costs relating to tooling are matched and recorded when billed to the customer or amortized into the piece price and cost of the product.

GOODWILL

We record goodwill when the cost of the net assets we acquire in a business combination exceeds the purchase price we paid for those assets. We then amortize this goodwill on a straight-line basis over an estimated useful life for the asset determined at the time the asset is acquired based on the assets estimated ability to generate future cash flows. We periodically perform a series of tests to review the value of our long-lived assets when events or changes in circumstances occur that indicate the carrying value of the asset may be impaired. The first test includes the following steps: (1) estimating the undiscounted future cash flows of the asset based on estimated growth levels;
(2) estimating the terminal value of the asset based on an appropriate multiple of earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, or EBITDA; and (3) comparing the sum of the future cash flows and terminal value to the carry value of long lived assets to determine if an impairment has occurred. If an impairment has occurred we perform a second test as follows: (1) discounting the future cash flows and terminal value, using EBITDA as a proxy for cash flow, to a present value using an appropriate discount rate; and (2) comparing the discounted net present value to the carrying value of long lived assets to determine the amount of the impairment. Each step involves judgement and the results could therefore be materially impacted by changes in any of the input factors. (For further discussion see Note 19 of the Notes to the Consolidated Financial Statements.)

RELATED PARTY ACTIVITY

On August 25, 2000, Holdings sold its "Automotive Businesses" to ThermaSys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by Holdings' majority stockholders.

We received $915,000 from ThermaSys for management fees and other miscellaneous items year to date December 31, 2001, respectively. At December 31, 2001 and December 31, 2000, we had net receivables from ThermaSys of $48,000 and $152,000, respectively. The December 31, 2001 receivable consisted of $48,000 for management services provided to ThermaSys by us. The December 31, 2000 receivable consisted of $148,000 for management services provided to ThermaSys by us and $4,000 for services shared with and reimbursable to us.

We paid Credit Suisse First Boston ("CSFB") retainer fees of $150,000 and underwriting fees of $625,000 year to date December 31, 2001. We paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") advisory fees of $1.1 million and retainer fees of $300,000 during fiscal 2000. CSFB acquired DLJSC during 2000. At December 31, 2001 and 2000, we had retainer fees payable to CSFB of $212,500 and $75,000, respectively, for investment banking services.

In 2000, in connection with the amendment and restatement of our senior secured credit facility, we paid DLJ Capital Funding approximately $5.3 million for services as lead arranger and syndication agent.

                              RESULTS OF OPERATIONS

We use EBITDA as a basis and manner for presenting and using financial data to assist us in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation.

The table included in our segment data footnote (Note 18 of the Notes to the Consolidated Financial Statements) is a summary (in thousands) of our net sales, income (loss) from continuing operations before income taxes and extraordinary items, and our net income (loss) for the periods ended December 31, 1999, 2000, and 2001.

2000 COMPARED TO 2001

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations in 2001 decreased $124.7 million, or 34%, to $246.1 million from $370.8 million in 2000. The decrease in sales reflects the current economic conditions and significantly reduced demand for our customers' end products. Our performance continues to be impacted by a number of external factors, including: the continued decelerating U.S. macroeconomic landscape; ongoing financial issues with emerging telecom service providers; and cautious capital spending by larger well capitalized telecom service providers. We were also significantly impacted by the decrease in worldwide demand from optical and networking equipment manufacturers for custom assemblies and electronic components. The current year decrease was offset somewhat by our current year acquisition of InNet, a designer and manufacturer of integrated magnetic components, which accounted for $20.8 million in new revenues in 2001. Revenue by segment for 2001 was as follows:

    o Custom Assemblies decreased 42%, to $108.4 million from $187.5 million in 2000, reflecting the decline in the optical and networking equipment industries. Full year sales of custom assemblies used in optical equipment declined $80.4 million, or 83% from 2000;
    o Passive Components decreased 25%, to $78.8 million from $105.1 million in 2000, due to lower transformer and connector sales resulting from the weak economic conditions. This decrease was partially offset by the sales from our acquisition of InNet in January of 2001; and
    o Precision Stampings decreased 25%, to $58.9 million from $78.2 million in 2000, reflecting lower automotive production rates, reduced demand from a large customer in the electrical market, which was in the process of restructuring its Far East distribution channels and the continued general slowdown in the economic and manufacturing activity.

For 2001, our EBITDA decreased 87% to $6.8 million, compared to $54.2 million recorded in 2000. This decrease is due to the sharp decline in sales in the optical equipment, automotive and electronics markets as well as a general shift toward lower margin products. EBITDA by segment for 2001 was as follows:

     o Custom Assemblies decreased $25.1 million, or 85%, to $4.5 million reflecting the sharp decline in the optical equipment market. EBITDA margins for 2001 decreased to 4.1% from 15.8% in 2000;
     o Passive Components decreased $14.4 million, or 84%, to $2.8 million reflecting lower connector and transformer sales, a mix shift toward lower margin products and the expense of certain acquisition costs relating to InNet. EBITDA margins for 2001 decreased to 3.6% from 16.4% in 2000; and
     o Precision Stampings decreased $8.9 million, or 82%, to $2.0 million reflecting lower sales volumes due to the slow down in the automotive and electronics markets. EBITDA margins for 2001 decreased to 3.3% from 13.9% in 2000.

For the year, unallocated corporate operating expenses declined to $2.5 million from $3.6 million in 2000. The decrease is due to expense reimbursements covered under an August 25, 2000 Management Services Agreement with ThermaSys Corporation, the former "Automotive Businesses." The Company expects this agreement will terminate by the end of April 2002.

Depreciation and amortization expenses increased $5.6 million to $20.4 million from $14.8 million in 2000 as a result of our recent acquisitions.

During 2001, as a result of the dramatic decline in capital spending in the telecommunications industry, the Company determined that the growth prospects from TAT, PCM and InNet acquisitions were significantly less than previously expected and those of historical periods. As a result of extensive reviews completed in both the second and fourth quarters, the Company determined that the goodwill resulting from these acquisitions and several other smaller earlier acquisitions was impaired. Therefore, the Company wrote down all of the goodwill relating to these acquisitions to zero, taking a $150.3 million charge in 2001. For further information see Note 19 of the Notes to the Consolidated Financial Statements.

During 2001, we recorded $7.7 million of other unallocated expenses relating to restructuring, facility closings and general rationalization activities. Of this amount $3.9 million was severance expenses, $1.3 million was idle asset writeoffs, $1.0 million was impaired inventory and receivable writeoffs relating to one specific custom assemblies customer, $0.6 million was start-up costs for our Monterey, Mexico facility, $0.7 million was lease cancellation costs and $0.2 million related to other miscellaneous activities. At year-end, $1.4 million, of the total $7.7 million, remains to be paid. The majority of this amount will be paid in 2002.

Of the total $7.7 million, we recorded a restructuring charge on the income statement of $1.3 million for specific restructuring and plant closings. Specifically, this restructuring charge relates to the consolidation of our Custom Assemblies facilities located in Ireland and the United Kingdom, the closure of a Passive Components sales office located in Japan, the closure of our Custom Assemblies headquarters in Morrisville, North Carolina and the closure of one of our Precision Stampings facilities in Thomaston, Connecticut. These closings and consolidations were completed to reduce operating costs. The costs include employee separation costs of $747,000, asset impairments of $140,000, noncancelable lease costs of $385,000 and other costs of $47,000.

As of December 31, 2001, we have an accrual of $771,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. A summary of this accrual is as follows (in thousands):

                                 As of     Additional                    As of
                                December    Accruals        2001       December
                                31, 2000     in 2001    Cash Outlays   31, 2001
                                -----------------------------------------------
Restructuring charges:
  Employee separations          $     -        747          (322)         425
  Other exit costs                    -         47           (25)          22
  Remaining noncancellable
     lease costs                      -        385           (61)         324
                                -----------------------------------------------
   Subtotal                     $     -      1,179          (408)         771
                                ===============================================

  Asset impairment                             140
                                           -------
  Total restructuring charge                 1,319
                                           =======

The headcount reduction from these activities was approximately 62 employees.

Operating income for 2001 decreased $209.1 million to a loss of $171.6 million, from income of $37.5 million recorded in 2000. This operating loss includes a charge for goodwill impairment of $150.3 million. Excluding the goodwill impairment, operating income decreased $58.8 million to a loss of $21.3 million. This decrease is due to the decrease in EBITDA coupled with the increase in depreciation and amortization and the increase in other unallocated non-operating amounts discussed above.

Interest expense for 2001 increased $1.3 million to $39.6 million from $38.3 million last year. This increase is due to non-cash interest charges on the Term C Loans and an additional non-cash 2% per annum rate increase on the Revolver and Term Loans offset somewhat by the decrease in interest rates as compared to the prior year.

Interest income for 2001 increased by $3.2 million to $3.6 million from $0.4 million last year due mainly to a one-time tax interest refund of $2.8 million.

Our loss from continuing operations before income taxes was $208.0 million compared to a loss of $1.4 million for the same period in 2000. Before the goodwill impairment of $150.3 million, our loss from continuing operations before income taxes was $57.7 million, a decrease of $56.3 million from the prior year. This decrease was attributable to the decline in operating income.

For 2001, we recorded an income tax benefit of $15.5 million as compared to tax benefit of $6.1 million in 2000. The tax benefit for 2001 and 2000 reflects a $5.4 million and $7.6 million reduction in the valuation allowance, respectively. The 2001 increase in the tax benefit reflects the adjustment of the valuation allowance, the benefit of a NOL carryback and differences in the tax deductibility of certain expenses. As a result of the Job Creation and Workers Assistance Act of 2002, enacted in March 2002, we will be eligible for a refund of Federal taxes in the amount of $1.8 million.

1999 COMPARED TO 2000

CONSOLIDATED RESULTS OF OPERATIONS: Our net sales from continuing operations in 2000 increased $122.8 million, or 50%, to $370.8 million from $248.0 million in 1999. Excluding sales from the divested Other Segment, which amounted to $18.1 million in 1999, consolidated net sales increased $140.9 million in 2000 as compared to 1999. The improved sales results reflect strong worldwide demand from optical and networking equipment manufacturers for custom assemblies and electronic components and our current year acquisitions of two custom assembly businesses, which accounted for $122.7 million in new revenues in 2000. Revenue by segment for 2000 was as follows:

     o Custom Assemblies increased 182% reflecting new revenues from our acquisition of TAT on February 11, 2000, and of PCM on August 25, 2000, as well as higher domestic sales;
     o Passive Components increased 19% due to strong sales of high-speed data grade connectors and our new MagJack product line, which combines high-speed modular connector technology with discrete magnetic technology; and
     o Precision Stampings increased 4%, which includes approximately $2.3 million of new revenues from our acquisition of EFI on January 25, 1999.

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

Our loss from continuing operations before income taxes was $1.4 million compared to a loss of $25.5 million for the same period in 1999. The improvement during this period reflects the higher operating income, and the lack of the large restructuring charges, which were incurred in 1999. Income from continuing operations was also impacted by increases in interest expense reflecting higher short-term borrowing rates and borrowings to finance our acquisition activities. Interest expense for 2000 increased $1.8 million to $38.3 million from $36.5 million last year, reflecting the higher interest rates of our higher debt levels as a result of our acquiring TAT and PCM.

Other income, net, decreased by $11.0 million, due mainly to the gain on the sales of the Romac business and the McKenica equipment recorded in 1999.

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

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. On August 25, 2000, we sold a combination of stock and assets of our "Automotive Businesses" to Holdings' majority stockholders for net proceeds of $144.5 million. As a result of these transactions, we recorded income from discontinued operations of $69.5 million for 2000 and $21.6 million for 1999.

After accounting for the extraordinary item and discontinued operations, net income was $71.2 million for 2000 compared to $9.8 million recorded in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we were in full compliance with the terms of the senior secured credit facility. However, we are currently in default on our 12% Senior Subordinated Notes due 2007 as well as in a cross-default on our senior secured credit facility. As a result of this default, the debt under the senior secured credit facility and the 12% Notes has been reclassified to current. At this time, we are having on-going discussions with our senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact our principal resources of liquidity and our ability to meet future cash requirements. Such limitations could force us to consider alternatives that may include negotiating further amendments to the senior secured credit facility, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

Our recent losses and highly leveraged position raise doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis depends upon, among other things, (i) our ability to negotiate with our senior secured lenders and an ad hoc committee of holders of the 12% Notes, (ii) our ability to create and implement a strategic business plan, and (iii) our ability to generate sufficient cash from operations to meet our obligations. See discussion under "Outlook" in the next section for further comments.

Cash flows from operations were a use of $9.5 million for the year ended December 31, 2001, as compared to a source of $16.0 million for the same period in 2000. The decrease in net cash provided in operating activities reflects the lower net income, the payment of approximately $15.1 million of acquisition related incentives, which were accrued at December 31, 2000, both partially offset by decreased working capital requirements, especially in receivables and inventories. We also received net tax refunds, including interest, of $4.7 million during the year. Full year 2001, we paid $14.4 million in interest on our 12% Senior Subordinated Notes due 2007. We are currently in default on the February 15, 2002 interest payment, of $7.2 million, related to these notes. We paid $17.9 million in interest on our Credit Facility borrowings for 2001 and on January 31, 2002 paid an additional $1.1 million. Due to the default, the senior secured lenders have the option to increase the interest rate on the outstanding debt, under the senior secured credit facility, by 2%.

We paid quarterly mandatory prepayments on the term facility of $1.2 million in the first quarter of 2001, and $1.25 million in April, July, October and December 2001. Under terms of the senior secured credit facility, the next term loan mandatory prepayment of $1.25 million is due in April of 2002.

Capital expenditures for 2001 were $3.7 million less than 2000 ($6.2 million versus $9.9 million). The Company reduced capital spending in the third and fourth quarters of 2001 and will continue to curtail future capital expenditures to coincide with market conditions. Capital spending allocations during the current period by segment were 24% to Custom Assemblies, 31% to Passive Components, and 45% to Precision Stampings.

On February 11, 2000, we sold our "Specialty Publishing Business" for $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments, were used to reduce borrowings under the revolving and term credit facilities.

On February 17, 2000, we purchased TAT for $91.2 million, using $90.0 million of borrowings from the term loan facility and $1.2 million from the revolving credit facility. On April 5, 2000, we paid $10.9 million in post closing adjustments to the previous owners of TAT out of cash acquired in the acquisition and borrowings under the revolving credit facility.

On August 25, 2000, we sold our "Automotive Businesses" to our majority stockholders for net proceeds of $144.5 million. Proceeds from the sale were used to reduce our borrowings under our senior secured credit facility and to purchase PCM. We also amended our senior secured credit facility on August 25, 2000, to provide for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term B Facility").

On January 10, 2001, we acquired the stock of InNet Technologies, Inc. for a gross purchase price of $44.9 million, using cash and additional borrowings of $25.0 million under our Term B Facility, as permitted under the senior secured credit facility.

On August 14, 2001, we amended and restated our senior secured credit facility effective June 30, 2001 to, among other things, amend the Applicable Margin pricing grids, provide for a minimum of $7.0 million in deferred interest and fees on outstanding loans and letters of credit at a rate of 2.00% per annum until certain financial conditions are met, to replace existing financial covenants, and to provide for $15.0 million of additional funds to be invested by certain of Holdings' existing equity holders in the form of a new tranche of senior, unsecured loans ("Term C Loans") under the senior secured credit facility. The proceeds from these loans were received on August 14, 2001. Interest, which compounds quarterly at a rate based on our leverage ratio, accrues on the new tranche of loans and is not paid in cash until June 25, 2007, the maturity date of the loans. In addition, the senior secured credit facility also permits the Insilco to incur up to $15.0 million of additional new tranche loans under the senior secured credit facility on the same basis and up to another $15.0 million of senior subordinated notes with a stated maturity and interest rate substantially identical to the new tranche loan but otherwise with terms substantially similar to our outstanding 12% Senior Notes due 2007. While the senior secured credit facility permits us to incur such additional loans and issue such notes, we have not sought or obtained any commitments to make any such loans or purchase any such notes and there can be no assurance that any such commitments will be forthcoming if we seek them. See Note 8 of the Notes to the Consolidated Financial Statements for complete details of the senior secured credit facility.

The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, beginning with December 2000, as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility, including the amounts borrowed in January 2001, is subject to mandatory quarterly prepayments of $375,000 for the first six years and payments of $35.3 million and $105.8 million in the seventh year. Term C Loans are due on June 25, 2007. There are no mandatory prepayments on the Term C Loans.

Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 2001 are as follows: 2002, $2.4 million; 2003, $1.9 million; 2004, $1.1 million; 2005, $0.9 million; 2006, $0.3 million and thereafter, none. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 2001, are as follows: 2002, $0.1 million and thereafter, none.

At March 19, 2002, we had cash availability of approximately $21.1 million.

As of December 31, 2001, our stockholders' deficit totaled $246.5 million, which is the result of operating losses and both the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK

Our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our business strategies is predicated on our ability to negotiate a consensual restructuring of our capital structure. At this time, we are having on-going discussions with our senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. The absence of such an agreement could force us to consider alternatives that may include asset sales, a sale of the Company or other remedies appropriate for the circumstances. We believe we have sufficient cash available to meet our operating and working capital requirements through the second quarter of 2002.

We are seeing increased order activity from consumer, cable and networking customers for our Passive Components product line, and in particular for our MagJack(R) product line, from the previous quarter. We also have several precision stamping projects in development that, once placed into production, will provide as much as $6.0 to $8.0 million in annualized revenues. However, we continue to experience weak demand from telecom customers for our custom assembly products and do not see any significant near-term improvement in demand from these customers. Our visibility remains quite limited making it difficult to provide a precise short-term forecast. Furthermore, we expect our telecom customers to continue to experience weak demand for their products as carrier spending remains soft. Therefore, under these assumptions, we do not expect our performance to improve prior to the second half of 2002.

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

As of December 31, 2001, we did not have any derivative instruments in place for managing foreign currency exchange rate risks. We do not engage in hedging or other market structure derivative trading activities. Additionally, our debt obligations are a combination of fixed and variable rate instruments, some of which are sensitive to changes in interest rates. At December 31, 2001, we had $226.8 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million. We do not believe that changes in our market risk financial instruments on December 31, 2001, would have a material effect on future operations or cash flows.

We are unable to obtain a fair market value or calculate a hypothetical fair market value of our 12% Senior Subordinated Notes Due 2007 for of the following reasons:

     o there is no liquidity in the market place for these bonds because they are not traded very often;
     o there is a large variance between the bid and ask prices for the bonds; and
     o    the bonds are deeply discounted.

Instead, we have obtained, from DLJMB, a range of 10% to 20% of face value as an estimate for the fair market value for these bonds. A comparison of the net fair value of all interest sensitive financial instruments using a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve as of December 31, 2001, is as follows (in thousands):

                                                                Hypothetical
                                         Fair Market Value    Fair Market Value
Description of Security                 Range of 10% to 20%  Range of 10% to 20%
--------------------------------------  -------------------  -------------------
12% Senior Subordinated Notes due 2007  $11,984 to $23,967   $11,454 to $22,907


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, "BUSINESS COMBINATIONS" and Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We adopted the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. We believe the adoption of these Statements will not have a significant effect on our results of operations or financial position.

On October 4, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for our first quarter in fiscal 2002. We are currently evaluating the impact of adopting SFAS 144. We believe the adoption of this Statement will not have a significant effect on our results of operations or financial position.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

See discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Market Risk and Risk Management".


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Our Consolidated Financial Statements, together with the reports thereon of PricewaterhouseCoopers LLP (dated March 18, 2002) and KPMG LLP (dated February 2, 2001) are set forth on pages F-1 through F-49 hereof (see Item 14 of this Annual Report for Index to Financial Statements).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

On September 24, 2001, Holdings dismissed its independent auditors, KPMG LLP ("KPMG") and appointed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as its new independent auditors for the fiscal year ending December 31, 2001. The decision to dismiss KPMG and to engage PricewaterhouseCoopers was approved by the unanimous vote of Holding's Board of Directors.

The reports of KPMG on the consolidated financial statements of Holdings for its fiscal years ended December 31, 2000 and December 31, 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During Holding's two most recent fiscal years and the subsequent interim periods through September 24, 2001, there were no disagreements between Holdings and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports (a "Disagreement").

Holdings has not, during its two most recent fiscal years or the subsequent interim period through September 24, 2001, consulted with PricewaterhouseCoopers regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Holding's financial statements, and neither a written report nor oral advice was provided to Holdings that PricewaterhouseCoopers concluded was an important factor considered by Holdings in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of a Disagreement with KPMG.

Holdings does not have any disagreements with its current auditors, PricewaterhouseCoopers.

We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in a successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the inclusion of its audit report on the Company's past financial statements.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

     -    Report of Independent Accountants
     -    Independent Auditor's Report

     -    Consolidated Balance Sheets

          -    December 31, 2001
          -    December 31, 2000

     -    Consolidated Statements of Operations

          -    Year ended December 31, 2001
          -    Year ended December 31, 2000
          -    Year ended December 31, 1999

     -    Consolidated Statements of Stockholders' Deficit

          -    For the years ended December 31, 2001, 2000, and 1999

     -    Consolidated Statements of Cash Flows

          -    Year ended December 31, 2001
          -    Year ended December 31, 2000
          -    Year ended December 31, 1999

     -    Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules

          See Exhibit 99(a) - Schedule II - Valuation and Qualifying
          Accounts.

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in financial statements or the notes thereto.

(3)      Exhibits:

*2(a) Agreement and Plan of Merger, dated as of March 24, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(n) to the Registration Statement on Form S-4 (File No. 333-51145) of Insilco Corporation).

*2(b) Amendment No. 1 to the Agreement and Plan of Merger, dated June 8, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(r) to the Registration Statement on From S-4 (File No. 333-51145) of Insilco Corporation).

*2(c) Transaction Agreement dated July 20, 2000, by and among Insilco Holding Co. (and certain of its subsidiaries) and ThermaSys Holding Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26, 2000 (File No. 0-22098)).

*3(a) Certificate of Amendment of Certificate of Incorporation as filed August 25, 2000. (Exhibit 3(a) to the Form 10-K for the year ended December 31, 2000 (File No. 0-22098)).

*3(b) Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by Insilco Corporation on August 18, 1998 (File No. 0-22098)).

*3(c) Amended Certificate of Incorporation (Exhibit 3(c) to the Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22098)).

*4(a) Investors' Agreement, dated as of August 17, 1998, among Insilco Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco Holding Co.).

*4(b) Indenture, dated as of November 9, 1998, between Insilco Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

*4(c) First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*4(d) Exchange and Registration Rights Agreement, dated as of November 9, 1998, between Insilco Corporation and Donaldson, Lufkin & Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

*4(e) Indenture, dated as of August 12, 1997, between Insilco Corporation and the Trustee (Exhibit 4(j) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(f) Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(g) Purchase Agreement, dated as of August 7, 1997, among Insilco Corporation and Goldman Sachs & Co., McDonald & Company Securities, Inc. and Citicorp Securities Inc. (the "Initial purchasers") (Exhibit 4(l) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(h) Exchange and Registration Rights Agreement, dated as of August 12, 1997, between Insilco Corporation and the Initial Purchasers (Exhibit 4(m) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(i) Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(a) Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.).**

*10(b) Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.).**

*10(c) Insilco Holding Co. and Insilco Corporation Equity Unit Plan (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61811) of Insilco Holding Co.).**

*10(d) Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, DLJ Capital Funding, Inc. and The First National Bank of Chicago (Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(e) Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990, entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10 Registration Statement (File No. 0-22098) of Insilco Corporation).

*10(f) Form of Income Protection Agreement adopted by Insilco Corporation as of December, 1996, entered into between Insilco Corporation and the officers identified in Exhibit 10(f) (Exhibit 10(h) to Form 10-K for the year ended December 31, 1996, (File No. 0-22098) of Insilco Corporation).

*10(g) Credit Agreement dated August 25, 2000, among Insilco Technologies, Inc., T.A.T. Technology, Inc., Various Financial Institutions, Bank One, NA, DLJ Capital Funding, Inc., and Huntington Bank (Exhibit 99(b) to Current Report on Form 8-K filed by Insilco Technologies, Inc., on September 7, 2000 (File No. 0-22098)).

10(h) Management Services Agreement dated August 25, 2000, with ThermaSys Corporation.

*10(i) Amendment No. 1 to Second Amended and Restated Credit Agreement dated August 14, 2001 (Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22098)).

10(j)    Indemnification Agreement with KPMG LLP.

*15(a) Independent Accountants Awareness Letter (Exhibit 15(a) to the Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22098)).

*16(a) Auditor change letter (Exhibit 16.1 to the Current Report on Form 8-K/A filed by Insilco Technologies, Inc. on October 2, 2001 (File No. 0-22098)).

*21 Subsidiaries of Insilco Technologies, Inc. (Exhibit 21 to the Form 10-K for the year ended December 31, 2000 (File No. 0-22098)).

23(a)    Consent of PricewaterhouseCoopers LLP.

23(b)    Consent of KPMG LLP.

24 Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

*25 Statement of Eligibility and Qualification Under the Trust Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

99(a)    Schedule II - Valuation and Qualifying Accounts.

------------

*    Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.

(b)  Reports on Form 8-K

     A report, dated November 13, 2001, on Form 8-K was filed with the SEC on November 14, 2001, pursuant to Items 5 and 7 of that form.

     A report, dated February 7, 2002, on Form 8-K was filed with the SEC on February 8, 2002, pursuant to Items 5 and 7 of that form.

     A report, dated February 15, 2002, on Form 8-K was filed with the SEC on February 15, 2002, pursuant to Items 5 and 7 of that form.

     A report, dated March 18, 2002, on Form 8-K was filed with the SEC on March 18, 2002, pursuant to Item 5 of that form.

     A report, dated March 25, 2002, on Form 8-K was filed with the SEC on March 25, 2002, pursuant to Items 5 and 7 of that form.

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


                                   INSILCO TECHNOLOGIES, INC.


Date: April 1, 2002                By: /s/ Michael R. Elia
                                       ----------------------------------------
                                       Michael R. Elia
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the date indicated.


     David A. Kauer*            President, Chief Executive         April 1, 2002
     ----------------------     Officer and Director
     David A. Kauer             (Principal Executive Officer)


     Michael R. Elia*           Senior Vice President, Chief       April 1, 2002
     ----------------------     Financial Officer and Secretary
     Michael R. Elia            (Principal Accounting Officer and
                                Principal Financial Officer)


     Thompson Dean*             Director                           April 1, 2002
     ----------------------
     Thompson Dean


By:  /s/ David A. Kauer
     ----------------------
     *David A. Kauer
     Attorney-in-Fact

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                           F-2
Independent Auditors' Report                                                F-3

Consolidated Balance Sheets                                                 F-4
    - December 31, 2001
    - December 31, 2000

Consolidated Statements of Operations                                       F-5
    - Year ended December 31, 2001
    - Year ended December 31, 2000
    - Year ended December 31, 1999

Consolidated Statement of Stockholder's Deficit
    - For the years ended December 31, 2001, 2000, and 1999                 F-6

Consolidated Statements of Cash Flows                                       F-8
    - Year ended December 31, 2001
    - Year ended December 31, 2000
    - Year ended December 31, 1999

Notes to Consolidated Financial Statements                                  F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and
Shareholder of Insilco Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Insilco Technologies, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)
(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant losses from operations and on March 18, 2002, the Company defaulted on their 12% Senior Subordinated Notes by not making a required interest payment. This default, along with cross-default provisions triggered under the Company's Amended Credit Agreement, resulted in substantially all of the Company's debt being callable immediately. It is probable that the Company will not be able to cure the default within the next twelve months. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PRICEWATERHOUSECOOPERS LLP
March 18, 2002

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Insilco Technologies, Inc.:


We have audited the consolidated balance sheet of Insilco Technologies, Inc. (formerly Insilco Corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended December 31, 2000 and 1999. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insilco Technologies, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/S/ KPMG LLP

Columbus, Ohio
February 2, 2001

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                        (In thousands, except share data)

                                                               At December 31,
                                                          ----------------------
                            Assets                           2001        2000
                            ------                           ----        ----
Current Assets:
    Cash and cash equivalents                             $  27,160      28,087
    Trade receivables, net                                   34,128      61,609
    Other receivables                                         1,278       1,818
    Inventories, net                                         40,461      58,779
    Deferred taxes                                                -       2,373
    Prepaid expenses and other current assets                 2,158       5,400
                                                          ---------   ---------
      Total current assets                                  105,185     158,066
Property, plant, and equipment, net                          52,430      58,274
Goodwill, net                                                   616     121,326
Other assets and deferred charges                            13,709      14,827
                                                          ---------   ---------
      Total assets                                        $ 171,940     352,493
                                                          =========   =========

            Liabilities and Stockholders' Deficit
            -------------------------------------

Current Liabilities:
    Current portion of long-term debt                     $ 346,312       5,210
    Accounts payable                                         15,373      28,655
    Accrued expenses and other current liabilities           26,618      41,800
    Income taxes payable                                      3,476       6,915
                                                          ---------   ---------
      Total current liabilities                             391,779      82,580
Long-term debt, excluding current portion                       341     279,791
Other long-term liabilities, excluding current portion       25,909      40,009
Loan due to Insilco Holding Co.                                 419         434
                                                          ---------   ---------
      Total liabilities                                     418,448     402,814
                                                          ---------   ---------

Commitments and contingencies
Stockholder's deficit:
    Common stock, $.001 par value; 1,000,000
    shares authorized:
       100,000 and 100 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                   -           -
    Additional paid-in capital                                8,070       8,070
    Accumulated deficit                                    (247,304)    (54,816)
    Accumulated other comprehensive loss                     (7,274)     (3,575)
                                                          ---------   ---------
      Total stockholders' deficit                          (246,508)    (50,321)
                                                          ---------   ---------
      Total liabilities and stockholders' deficit         $ 171,940     352,493
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidating Statement of Operations
                    Years Ended December 31, 2001, 2000, 1999
                                 (In Thousands)

                                                                   Year Ended December 31,
                                                          ----------------------------------------
                                                              2001          2000          1999
                                                          ------------  ------------  ------------
Sales                                                     $    246,119       370,848       248,042
Cost of products sold                                          210,666       266,938       191,295
Depreciation and amortization                                   20,418        14,834        10,176
Selling, general and administrative expenses                    35,078        51,600        40,214
Goodwill impairment charge                                     150,260             -             -
Restructuring charge                                             1,319             -         5,787
                                                          ------------  ------------  ------------
      Operating income (loss)                                 (171,622)       37,476           570
                                                          ------------  ------------  ------------
Other income (expense):
    Interest expense                                           (39,601)      (38,271)      (36,452)
    Interest income                                              3,630           391           391
    Other income (expense), net                                   (377)       (1,035)        9,993
                                                          ------------  ------------  ------------
      Total other expense                                      (36,348)      (38,915)      (26,068)
                                                          ------------  ------------  ------------
      Loss from continuing operations before income taxes,
       discontinued operations and extraordinary items        (207,970)       (1,439)      (25,498)
Income tax benefit                                              15,482         6,124        13,632
                                                          ------------  ------------  ------------
      Income (loss) from continuing operations
        before discontinued operations and
        extraordinary items                                   (192,488)        4,685       (11,866)
Discontinued operations, net of tax:
    Income from operations                                           -         5,948        21,634
    Gain on disposal                                                 -        63,583             -
                                                          ------------  ------------  ------------
      Income from discontinued operations                            -        69,531        21,634
                                                          ------------  ------------  ------------
      Income (loss) before extraordinary items                (192,488)       74,216         9,768
Extraordinary items, net of tax                                      -        (3,064)            -
                                                          ------------  ------------  ------------
         Net income (loss)                                $   (192,488)       71,152         9,768
                                                          ============  ============  ============

          See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Deficit
              For the Years Ended December 31, 2001, 2000, and 1999
                                 (In Thousands)

                                                                                                          Accumulated
                                                    Common                    Additional                     Other        Total
                                                   Stock Par     Treasury      Paid-in     Accumulated   Comprehensive Stockholder's
                                                  Value $.001      Stock       Capital       Deficit         Loss         Deficit
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1998                     $          -             -         3,925      (135,736)       (5,098)     (136,909)
  Comprehensive income:
     Net income                                             -             -             -         9,768             -         9,768
     Other comprehensive income:
       Foreign currency translation adjustment              -             -             -             -            70            70
       Minimum pension liability adjustment                                                                     1,805         1,805
                                                                                                                       ------------
  Total comprehensive income                                                                                                 11,643
                                                                                                                       ------------
  Tax benefit from valuation allowance                      -             -           263             -             -           263
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1999                     $          -             -         4,188      (125,968)       (3,223)     (125,003)
  Comprehensive income:
     Net income                                             -             -             -        71,152             -        71,152
     Other comprehensive income:
       Foreign currency translation adjustment              -             -             -             -          (352)         (352)
                                                                                                                       ------------
  Total comprehensive income                                                                                                 70,800
                                                                                                                       ------------
  Tax benefit from valuation allowance                      -             -         3,882             -             -         3,882
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2000                     $          -             -         8,070       (54,816)       (3,575)      (50,321)

          See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Deficit
              For the Years Ended December 31, 2001, 2000, and 1999
                                 (In Thousands)

                                                                                                          Accumulated
                                                     Common                   Additional                    Other         Total
                                                   Stock Par     Treasury       Paid-in     Accumulated  Comprehensive Stockholder's
                                                  Value $.001      Stock        Capital       Deficit        Loss         Deficit
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2000                     $          -             -         8,070       (54,816)       (3,575)      (50,321)
  Comprehensive income:
    Net loss                                                -             -             -      (192,488)            -      (192,488)
    Other comprehensive loss:
      Foreign currency translation adjustment               -             -             -             -        (1,139)       (1,139)
      Minimum pension liability adjustment                  -             -             -             -        (2,560)       (2,560)
                                                                                                                       ------------
  Total comprehensive income                                                                                               (196,187)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2001                     $          -             -         8,070      (247,304)       (7,274)     (246,508)
                                                 ============  ============  ============  ============  ============  ============

          See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000, and 1999
                                 (In thousands)

                                                                        Year Ended December 31,
                                                               ----------------------------------------
                                                                   2001          2000          1999
Cash flows from operating activities:
    Net income (loss)                                          $   (192,488)       71,152         9,768
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Net income from discontinued operations                             -        (5,948)      (21,634)
      Depreciation and amortization                                  20,418        14,834        10,176
      Deferred tax benefit (provision)                                2,554        (3,811)       (5,694)
      Gain on sale of Romac and McKenica equipment                        -             -        (9,485)
      Other noncash charges and credits                               8,131         6,620         4,336
      Goodwill impairment charge                                    150,260             -             -
    Changes in operating assets and liabilities:
      Receivables                                                    31,812         3,926        (4,863)
      Inventories                                                    21,520        (9,089)          118
      Prepaids                                                        3,309        (3,094)          535
      Payables                                                      (16,281)       (4,488)        5,503
      Other current liabilities and other                           (38,694)       (5,519)       (2,465)
    Discontinued operations:
      Gain on sale                                                        -       (63,583)            -
      Depreciation                                                        -         6,950        12,751
      Changes in operating assets and liabilities                         -         8,037        14,002
                                                               ------------  ------------  ------------
         Net cash provided by (used in) operating activities         (9,459)       15,987        13,048
                                                               ------------  ------------  ------------
Cash flows from investing activities:
    Acquisitions, net of cash acquired                              (44,174)     (156,193)      (25,340)
    Proceeds from disposal of businesses and other
      investing activities                                              179           120        18,495
    Capital expenditures                                             (6,205)       (9,879)       (7,215)
    Discontinued operations:
      Proceeds from divestitures, net                                     -       217,343             -
      Capital expenditures                                                -        (5,341)       (9,245)
                                                               ------------  ------------  ------------
         Net cash provided by (used in) investing activities        (50,200)       46,050       (23,305)
                                                               ------------  ------------- ------------
Cash flows from financing activities:
    Payments on long term debt                                       (6,559)       (1,445)       (4,955)
    Loan to Insilco Holding Co.                                         (15)         (801)       (1,756)
    Debt issuance and tender costs                                   (1,982)       (6,758)            -
    Proceeds from revolving credit facility                          56,650       137,300       260,886
    Payments on revolving credit facility                           (28,650)     (209,827)     (244,679)
    Payments on term credit facilities                                    -       160,000             -
    Proceeds from term credit facilities                             40,000      (118,679)            -
    Funds received (deposited) in excess of retired
      10 1/4% Notes                                                       -             -         2,032
    Proceeds from sale of minority interest                               -             -           100
    Payment of prepetition liabilities                                    -             -        (1,086)
    Retirement of 10 1/4% Notes                                           -             -        (1,526)
                                                               ------------  ------------  ------------
         Net cash provided by (used in) financing activities         59,444       (40,210)        9,016
                                                               ------------  ------------  ------------
Effect of exchange rate changes on cash                                (712)         (120)          (15)
                                                               ------------  ------------  ------------
         Net increase (decrease) in cash and cash equivalents          (927)       21,707        (1,256)
Cash and cash equivalents at beginning of period                     28,087         6,380         7,636
                                                               ------------  ------------  ------------
Cash and cash equivalents at end of period                     $     27,160        28,087         6,380
                                                               ============  ============  ============
Supplemental information - cash paid for:
    Interest                                                   $     33,021        36,893        31,993
                                                               ============  ============  ============
    Income taxes paid (refunded)                               $     (2,930)        8,611           561
                                                               ============  ============  ============

          See accompanying notes to consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(1)  MANAGEMENT PLANS AND GOING CONCERN MATTERS
     ------------------------------------------

     On February 7, 2002, the Company stated that it has initiated a review of its strategic alternatives and had retained Gleacher & Co. LLC to assist management and the Board of Directors in this review. On February 15, 2002, the Company said it would utilize the 30-day grace period under the indenture governing the Company's 12% Senior Subordinated Notes due 2007 (the "12% Notes"), and would not make the scheduled $7.2 million interest payment due February 15, 2002. The 30-day grace period expired on March 18, 2002 and the Company did not make the payment. The failure to make the required interest payment within the 30-day grace period created an event of default under the indenture governing the 12% Notes and the Amended Credit Agreement. Due to these defaults the debt under the Amended Credit Agreement and the 12% Notes has been reclassified to current at December 31, 2001.

     At this time, the Company is having on-going discussions with its senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of its capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact the Company's principal resources of liquidity and its ability to meet future cash requirements. Such limitations could force the Company to consider alternatives that may include negotiating further amendments to the Amended Credit Agreement, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

     The Company's recent losses and highly leveraged position raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company's ability to negotiate with its senior secured lenders and an ad hoc committee of the holders of its 12% Notes, (ii) the Company's ability to create and implement a strategic business plan, and (iii) the Company's ability to generate sufficient cash from operations to meet its obligations.

(2)  HISTORY OF THE COMPANY
     ----------------------

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

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

     Immediately prior to the effectiveness of the Reorganization Merger, each outstanding option to acquire shares of the common stock of the Company granted to employees and directors, whether or not vested (the "Options") was canceled and, in lieu thereof, each holder of an Option received a cash payment in an amount equal to (x) the excess, if any, of $45.00 over the exercise price of the Option multiplied by (y) the number of shares subject to the Option, less applicable withholding taxes (the "Option Cash Payments"). Certain holders of such Options elected to utilize amounts otherwise receivable by them to purchase $1.0 million of equity and $2.7 million of equity units of Holdings.

     The total amount of cash required to consummate the foregoing transactions was approximately $204.4 million. This amount was financed with (i) gross proceeds of approximately $70.2 million from the issuance by Silkworm of units (which were converted into units of Holdings (the "Holdings Units") in the Merger), each unit consisting of $1,000 principal amount at maturity of 14% Senior Discount notes due 2008 (the "Holdings Senior Discount Notes") and one warrant to purchase 0.325 of a share of Holdings Common Stock at an exercise price of $0.01 per share, (ii) the issuance by Silkworm to DLJMB, CVC and certain members of management of the Company, for an aggregate consideration of approximately $56.1 million, of 1,245,138 shares of Silkworm common stock (which was converted into Holdings Common Stock in the Merger), (iii) the issuance by Holdings to DLJMB, for an aggregate consideration of $35.0 million, of 1,400,000 shares of the Holding's 15% Senior Exchangeable Preferred Stock due 2012 ("PIK Preferred Stock") and warrants to purchase 65,603 shares of Holdings Common Stock at an exercise price of $0.001 per share, and (iv) approximately $43.1 million of new borrowings under the Company's existing credit facility (the "1997 Credit Facility"). In addition, the Company paid a cash dividend to Holdings of $30.9 million following the Mergers.

     The Company incurred $20,890,000 of costs related to the Merger in 1998.

     DISCONTINUED OPERATIONS

     On August 25, 2000, Holdings sold its "Automotive Businesses" to Thermasys Holding Company, ThermaSys Corporation, a wholly owned subsidiary of ThermaSys Holding Company, ThermaSys I, Inc., ThermaSys II, Inc., and ThermaSys III, Inc., for net proceeds of $144.5 million. The ThermaSys companies are owned by Holdings' majority stockholders. The gain on the sale was $20.5 million, net of taxes of $17.3 million. The "Automotive Businesses" manufacture, sell and distribute tubing and heat exchanger products and transmission and suspension components through General Thermodynamics and Thermal Components, both divisions of the Company, and the following wholly-owned subsidiaries of the Company: Steel Parts Corporation, Arup Alu-Rohr und Profil GmbH, Thermal Transfer Products, Ltd., Great Lake, Inc., and Thermal Components, Inc., as well as the Company's 51% ownership in Dalian General Thermodynamics Incorporated Ltd. As a result of this sale, the accompanying

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     consolidated statements of operations and cash flows are reclassified to account for the sale of the "Automotive Businesses" as a discontinued operation. Proceeds from the sale were used to reduce bank debt. Revenues associated with the discontinued "Automotive Businesses" for the years 2000 and 1999 were $160.0 million and $228.3 million, respectively.

     On February 11, 2000, the Company executed a definitive sale agreement with TP Acquisition Corp., a wholly owned subsidiary of Castle Harlan Partners III, LP, to sell its publishing business, Taylor Publishing Company for gross proceeds of approximately $93.5 million. Closing proceeds of approximately $72.8 million from this transaction plus approximately $21.2 million in retained customer deposits, net of other working capital adjustments were used to reduced borrowings under the Company's Terms Credit Facility. The gain on the sale was $43.0 million, net of taxes of $23.6 million. The accompanying consolidated statements of operations and cash flows are reclassified to account for the sale of the Publishing Business as a discontinued operation. Revenues associated with the discontinued Publishing Business for the years 2000 and 1999 were $1.6 million and $103.7 million, respectively.

     ACQUISITIONS

     On January 10, 2001, the Company acquired the outstanding equity interests in InNet Technologies, Inc. ("InNet"), excluding approximately 16% of the outstanding equity interests that the Company already owned. InNet, now a wholly-owned subsidiary, is a California-based designer, developer and marketer of a broad range of magnetic interface products for networking, computer and telecommunications original equipment manufacturers. The gross purchase price paid for the remaining equity interests was $44.9 million and was financed with cash and additional borrowings of $25.0 million under Insilco's Term B Facility provided for under the Credit Agreement. The purchase method of accounting has been used to account for the purchase; accordingly the results of operations of InNet have been included in the Company's consolidated financial statements from January 10, 2001. The purchase price, net of cash acquired and including costs incurred directly related to the transaction, was $44.2 million. The excess of the purchase price over identifiable assets acquired was $37.9 million, which was being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the InNet goodwill and recorded a pre-tax charge of $7.5 million and changed the useful life of the remaining goodwill to 7 years. In the fourth quarter of 2001, the Company recorded an additional pre-tax charge of $27.7 million. For further discussion see Note 19 Impairment of Goodwill.

     On August 25, 2000, the Company purchased Precision Cable Manufacturing ("PCM") for a gross purchase price of $54.8 million, including final working capital adjustments. The purchase price, net of cash acquired, and including estimated costs incurred directly related to the transaction and final working capital adjustments, was $55.0 million. PCM is a Rockwall, Texas-based cable and wire assembly provider primarily to the telecommunications industry. The purchase price was financed with borrowings under the Company's amended credit facility. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of PCM have been included in the Company's consolidated financial statements from August 25, 2000. The excess of the purchase price over net identifiable assets acquired was $37.6 million, which was being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the PCM goodwill and recorded a pre-tax charge of $14.9 million and changed the useful life of the remaining goodwill to 7 years. In the fourth quarter of 2001, the Company recorded an additional pre-tax charge of $19.6 million. For further discussion see Note 19 Impairment of Goodwill.

     On February 17, 2000, the Company, through two newly created wholly owned subsidiaries, Insilco Technology (Canada) Corporation and 9087-3498 Quebec Inc., executed a definitive agreement to purchase 9011-7243 Quebec Inc., known as TAT Technologies. 9087-3498 Quebec Inc., purchased 9011-7243 Quebec Inc. The surviving company, TAT Technologies ("TAT") is a wholly owned subsidiary of Insilco Technology (Canada) Corporation

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     and is a Montreal-based provider of cable and wire assemblies. The entire purchase price was financed with borrowings under the Company's Term Credit Facility. The gross purchase price paid by the Company was $102.1 million. The purchase price, net of cash acquired and including estimated costs incurred directly related to the transaction was $100.6 million. The purchase method of accounting has been used to account for the purchase, accordingly, the results of operations of TAT have been included in the Company's consolidated financial statements from February 17, 2000. The excess of the purchase price over net identifiable assets acquired was $82.4 million, and was being amortized on a straight-line basis over 20 years. At June 30, 2001, the Company evaluated the fair value of the TAT Technologies goodwill and recorded a pre-tax charge of $74.9 million and changed the useful life of the remaining goodwill to 7 years. In the fourth quarter of 2001, the Company recorded an additional pre-tax charge of $1.7 million. For further discussion see Note 19, Impairment of Goodwill.

     On January 25, 1999, the Company purchased the stock of Eyelets for Industry, Inc. ("EFI") a precision stamping manufacturer, for $25.3 million, including costs incurred directly related to the transaction. The entire purchase was financed from borrowings under the Company's Revolving Credit Facility. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net identifiable assets acquired of $3.7 million includes costs for employee terminations, facility closure and related costs of $0.4 million, and was recorded as goodwill and was being amortized on a straight-line basis over 20 years. At December 31, 2001, the Company evaluated the fair value of the EFI goodwill and recorded a pre-tax charge of $3.5 million. For further discussion see Note 19, Impairment of Goodwill. In addition, the Company also entered into a Sales Participation Agreement, which provides for additional payments over the next 13 years contingent on future sales of a specific product line. To date there have been no payments under this agreement.

     For the above noted acquisitions, the purchase prices have been allocated to the assets and liabilities acquired based on their fair values at the acquisition dates. The fair value of the assets acquired totaled $104.0 million and the liabilities assumed totaled $39.7 million.

     These transactions affect the comparability of the Company's financial position, results of operations and cash flows for 2001 compared to prior periods. As a result of these transactions, the Company's condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the years ended 2001 and 2000, which assume the transactions occurred at the beginning of the period are as follows (in thousands) (unaudited):

                                                         Year Ended
                                                         December 31,
                                                     2001          2000
                                                   ---------      ---------
     Net Sales                                     $ 246,119        425,998

     Income (loss) from continuing operations
       before extraordinary items                  $(192,488)         5,427

     Net income (loss)                             $(192,488)         2,363

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     CASH EQUIVALENTS
     ----------------

     Cash equivalents include time deposits and highly liquid investments with original maturities of three months or less.

     TRADE RECEIVABLES
     -----------------

     Trade receivables are presented net of allowances for doubtful accounts and sales returns of $2.6 million and $1.8 million at December 31, 2001 and 2000, respectively.

     INVENTORIES
     -----------

     Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in, first-out cost method.

     PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated on the straight-line method over the assets' estimated useful lives, which is 25 years for new buildings and ranges from 3 to 9 years for machinery and equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows.

     DEFERRED FINANCING COSTS
     ------------------------

     Deferred financing costs are being amortized using the effective interest method over the life of the related debt.

     REVENUE RECOGNITION
     -------------------

     Revenue from product sales is recognized upon shipment to customers. Provisions for returns and other adjustments are provided for in the same period the related sales are recorded.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     DEFERRED TOOLING
     ----------------

     Deferred tooling are costs incurred to develop tools and dies for customer products and the Company's own priority products. The costs incurred relating to these items are often billed directly to the customer at various stages of completion in the case of customer specific tooling and capitalized in the case of tooling for propriety products. Revenue and costs relating to tooling are matched and recorded when billed to the customer or amortized into the piece price and cost of the product.

     GOODWILL
     --------

     Goodwill represents the excess of cost of net assets acquired in business combinations over their fair values. It is amortized on a straight-line basis over estimated periods to be benefited (not exceeding 20 years). The recovery of the carrying value of goodwill is periodically evaluated in relation to the operating performance and future undiscounted net cash flows of the related businesses acquired (see Note 19).

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate book value at December 31, 2001 and 2000. Fair value of debt is based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt (See Note
     9).

     INCOME TAXES
     ------------

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Determination of the amount of valuation allowance recognized is based upon an assessment that it is more likely than not that all or some portion of the deferred tax assets will not be realized.

     COMPREHENSIVE INCOME (LOSS)
     ---------------------------

     Comprehensive income (loss) consists of net income (loss), minimum pension liability and foreign currency translation adjustments and is presented in the consolidated financial statements of stockholder's deficit.

     ESTIMATES
     ---------

     In conformity with generally accepted accounting principles, the preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and therefore actual results may ultimately differ from those estimates.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     ----------------------------------------------

     In July 2001, the FASB issued Statement No. 141, "BUSINESS COMBINATIONS" and Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes:(1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. The adoption of these statements did not have a significant effect on the Company's results of operations or financial position.

     On October 4, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2002. The Company is currently evaluating the impact of adopting SFAS 144, but it is the opinion of management that the adoption of this statement will not have a significant effect on results of operations or financial position

(4)  INVENTORIES
     -----------

     A summary of inventories at December 31 follows (in thousands):

                                                      2001            2000
                                                    -------         -------
     Raw materials and supplies                     $22,994          31,620
     Work in process                                  6,317          11,234
     Finished goods                                  11,150          15,925
                                                    -------         -------
                                                    $40,461          58,779
                                                    =======         =======

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(5)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     A summary of property, plant and equipment at December 31 follows (in thousands):

                                                   2001             2000
                                                 ---------       ---------
     Land                                        $   4,071           4,088
     Buildings                                      20,203          20,239
     Machinery and equipment                        91,361          85,162
                                                 ---------       ---------
                                                   115,635         109,489
          Less accumulated depreciation            (63,205)        (51,215)
                                                 ---------       ---------
                                                 $  52,430          58,274
                                                 =========       =========

(6)  GOODWILL AND OTHER ASSETS AND DEFERRED CHARGES
     ----------------------------------------------

     A summary of goodwill and other assets at December 31 follows (in thousands):

                                                            2001         2000
                                                          --------     --------
     Goodwill, net                                        $    616      121,326

       Deferred financing costs                             10,220       10,456
       Cash surrender value of life insurance                3,036        2,878
       Other                                                   453        1,493
                                                          --------     --------
        Subtotal of other assets and deferred charges       13,709       14,827
                                                          --------     --------
                                                          $ 14,325      136,153
                                                          ========     ========

     Goodwill amortization for the years ended December 31, 2001, 2000, and 1999 was $8.0 million, $4.5 million, and $0.2 million, respectively. Accumulated amortization at December 31, 2001, and 2000 was $12.7 million and $4.7 million, respectively. For discussion of goodwill impairment see Note 19.

(7)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     ----------------------------------------------

     A summary of accrued expenses and other current liabilities at December 31 follows (in thousands):

                                                       2001        2000
                                                      -------     -------
     Salaries and wages payable                       $ 1,853       4,440
     Accrued performance-related bonus expenses          --        15,538
     Pension                                           10,642       7,456
     Accrued interest payable                           6,441       6,542
     Current portion of the long term liabilities         904         864
     Other accrued expenses                             6,778       6,960
                                                      -------     -------
                                                      $26,618      41,800
                                                      =======     =======

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(8)  LONG-TERM DEBT AND WARRANTS
     ---------------------------

     A summary of long-term debt at December 31 follows (in thousands):

                                          2001           2000
                                       ---------      ---------
     Term A Facility                   $  30,624         35,000
     Term B Facility                     148,187        125,250
     Term C Loan                          15,000           --
     12% Senior Subordinated Notes       119,837        119,807
     Revolving Facility                   32,500          4,500
     Miscellaneous                           505            444
                                       ---------      ---------
                                         346,653        285,001
     Less current portion               (346,312)        (5,210)
                                       ---------      ---------
                                       $     341        279,791
                                       =========      =========

     As of December 31, 2001, the Company was in full compliance with the terms of the Amended Credit Agreement. However, the Company is currently in default on its 12% Senior Subordinated Notes due 2007 as well as in a cross-default on its Amended Credit Agreement. As a result of this default, the debt under the Amended Credit Agreement and the 12% Notes has been reclassified to current. At this time, the Company is having on-going discussions with its senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of its capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact the Company's principal resources of liquidity and its ability to meet future cash requirements. Such limitations could force the Company to consider alternatives that may include negotiating further amendments to the Amended Credit Agreement, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

     At March 21, 2002, the Company had cash availability of approximately $21.1 million.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     The Amendment also replaced the existing financial covenants with a minimum EBITDA test, a maximum indebtedness test, and, with effect from the fiscal quarter ending December 31, 2003, a minimum fixed charge coverage ratio test. In addition, the Company's ability to make capital expenditures and investments and to incur indebtedness were further restricted and the Company agreed to provide certain additional collateral to its existing lenders under the Amended Credit Agreement.

     The Amendment also provided for $15.0 million of additional funds to be invested by certain of Holding's existing equity holders in the form of a new tranche of senior, unsecured loans ("Term C Loans") under the Amended Credit Agreement. The proceeds on these new loans were received on August 14, 2001. These new loans accrue interest, which will compound quarterly but not be paid in cash until the maturity date of the loans on June 25, 2007, at a rate based on the Company's leverage ratio as follows:


     Leverage Ratio                                      Interest Rate
     --------------                                      -------------
     Greater than 6.0:1                                  30.0%
     Greater than 5.0:1 but not greater than 6.0:1       25.0%
     Greater than 4.0:1 but not greater than 5.0:1       20.0%
     Less than or equal to 4.0:1                         15.0%

     At December 31, 2001, the interest rate on these Term C Loans was 30%.

     In conjunction with the borrowing of the Term C Loans, the Company granted the lenders making such loans warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of the common stock then outstanding. At December 31, 2001, the warrants were still outstanding.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     On August 25, 2000, the Company amended and restated its Bank Credit Agreement ("Bank Credit Agreement"). The Bank Credit Agreement provides for three credit facilities (the "Credit Facilities"): a $50.0 million, 6 year senior secured revolving loan ("Revolving Facility"), a $35.0 million 6 year senior secured amortizing Term A loan ("Term A Facility") and a $125.0 million, 7 year senior secured amortizing Term B loan ("Term B Facility"). The Company also had the option to increase the Credit Facilities by an additional $25.0 million. On January 10, 2001, the Company used this option to increase the Credit Facility by $25.0 million to partially fund the acquisition of InNet.

     As a result of the above amendment and restatement, the Company recorded an extraordinary charge of $3.1 million (net of a tax benefit of $1.8 million) related to the write-off of unamortized debt issuance costs associated with its previous credit agreement.

     The Revolving Facility provides for a $35.0 million sublimit for issuance of letters of credit and up to a $15.0 million sublimit for Canadian Dollar borrowings and up to a $15.0 million sublimit for Euro borrowings. At December 31, 2001, the Company had $5.8 million in outstanding letters of credit. At December 31, 2001, the Company didn't have any amounts outstanding under the Canadian or Euro dollar borrowings. The Revolving Facility matures on the sixth anniversary of the agreement. There are no mandatory prepayments.

     The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, beginning with December 2000, as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility, including the amounts borrowed in January 2001, is subject to mandatory quarterly prepayments of $375,000 for the first six years and payments of $35.3 million and $105.8 million in the seventh year. Term C Loans are due on June 25, 2007. There are no mandatory prepayments on the Term C Loans.

     Interest accrues under the Credit Facilities at floating rates calculated with respect to either the London Interbank Offered Rate ("LIBOR") or Bank One's Base Rate, plus an applicable margin. LIBOR at December 31, 2001 was 1.876%. The margin, in turn, fluctuates based on the leverage ratio (as defined in the Bank Credit Agreement). The Company also pays an unused commitment fee, which also fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. At December 31, 2001, the applicable margin for the Term A Facility and the Revolving Facility was LIBOR plus 4.0%. At December 31, 2001, the applicable margin for the Term B Facility was LIBOR plus 4.5%. The unused commitment fee at December 31, 2001, was 0.75%. The unused commitment fee is determined by the Company's leverage ratio. Due to the default, the senior secured lenders have the option to increase the interest rate on the outstanding debt, under the Amended Credit Agreement, by 2%.

     The Credit Facilities are guaranteed by the Company and by all of the Company's present and future domestic subsidiaries. The obligations thereunder are collateralized by (i) all of the common stock of the Company; (ii) all or a substantial portion of the common stock or other interests in the Company's present and future subsidiaries; (iii) the present and future property and assets, including all accounts receivable, inventory, equipment, fixtures, patents, trademarks and specified real property of the Company and its present and future domestic subsidiaries (subject to certain qualifications and exceptions); and, (iv) a collateral assignment of intercompany notes and junior security agreements securing all obligations of the domestic subsidiaries to the Company.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     The Credit Facilities contain certain consolidated financial covenants including, but not limited to, covenants related to minimum EBITDA, maximum debt and a limit on annual capital expenditures. The Credit Facilities also contain certain negative covenants typical of credit agreements of this type including, but not limited to a prohibition on the ability of the Company and its domestic subsidiaries to incur additional indebtedness in excess of certain agreed upon amounts, the ability to make investments other than permitted investments, and restricts the Company and its subsidiaries from paying any dividends, redeeming, repurchasing or acquiring any of the Company or Holdings shares or paying any principal, premium or interest (in excess of certain agreed upon amounts) on any subordinated obligations.

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

     As a result of the Merger (see Note 2), the Company was required to make an Offer to Purchase, as defined in the indenture relating to the 10 1/4% Notes (the "10 1/4% Note Indenture"), the entire $150 million of outstanding 10 1/4% Notes, which were issued on August 12, 1997, at 101% of their aggregate principal amount, plus accrued interest. The Company has repurchased all $150.0 million of the 10 1/4 % Notes.

     On November 9, 1998, the Company completed the sale of $120 million of 12% Senior Subordinated Notes due 2007 with 120,000 warrants to purchase 62,400 of Holdings common stock shares at $45 per share. The net proceeds of $116.4 million, after payment of $3.6 million in underwriting fees to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") and other expenses, was used (along with borrowings from the credit facilities) to fund the repurchase of the 10 1/4% Notes. As of December 31, 2001, all of the 120,000 warrants to purchase 62,400 shares of Holdings' Common Stock at a purchase price of $45.00 per share remained outstanding and expire on August 15, 2007.

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
     ---------------------------------------------------------------------

     Due to current situation described in Note 1, the Company is not able to make a fair determination of fair value of debt.

     The Company was unable to obtain a December 31, 2001 fair market value of its 12% Senior Subordinated Notes Due 2007 for of the following reasons:

     o There is no liquidity in the market place for these bonds because they are not traded very often;
     o   There is a large variance between the bid and ask prices for the bonds;
         and
     o   The bonds are deeply discounted.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     Instead, the Company obtained, from DLJMB, a range of 10% to 20% as an estimate for the fair market value for these bonds as follows (in thousands):

   Notes:
                                         2001                        2000
                            -----------------------------  ---------------------
   Description of Security  Book Value  Fair Value Range   Book Value Fair Value
   ------------------------ -----------------------------  ---------------------
   12% Senior Subordinated
     Notes due 2007         $ 119,837  $11,984 to $23,967  $ 119,807   $ 118,609


     The Company is subject to concentration of credit risk relating to cash and equivalents. The Company maintains cash and equivalents with various financial institutions. The Company monitors the relative credit standing of these financial institutions and other entities and limits the amounts of credit exposure with any one entity. The Company also monitors the creditworthiness of the entities to which it grants credit terms in the normal course of business.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                      Condensed Consolidating Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                                                        Non
Assets:                                                  Insilco      Guarantors     Guarantors    Consolidated
                                                      ------------   ------------   ------------   ------------
     Current assets:
         Cash and cash equivalents                      $  11,099          7,938          8,123         27,160
         Trade receivables, net                              --           33,307            821         34,128
         Other receivables                                    481            673            124          1,278
         Inventories, net                                    (143)        37,868          2,736         40,461
         Deferred taxes                                      --             --             --             --
         Prepaid expenses and other current assets            268          1,865             25          2,158
                                                        ---------      ---------      ---------      ---------

             Total current assets                          11,705         81,651         11,829        105,185

     Property, plant, and equipment, net                       69         50,810          1,551         52,430
     Other assets and deferred charges                      9,262            694          4,369         14,325
                                                        ---------      ---------      ---------      ---------
             Total assets                               $  21,036        133,155         17,749        171,940
                                                        =========      =========      =========      =========

     Liabilities and Stockholders' Equity (Deficit)
     Current liabilities:
         Current portion of long-term debt              $ 256,373            164         89,775        346,312
         Accounts payable                                    --           14,740            633         15,373
         Accrued expenses and other                        14,330         11,526          4,238         30,094
                                                        ---------      ---------      ---------      ---------

             Total current liabilities                    270,703         26,430         94,646        391,779

     Long-term debt, excluding current portion               --              341           --              341
     Other long-term liabilities, excluding current
       portion                                             34,403         (8,494)          --           25,909
     Intercompany payable                                 (78,530)        83,424         (4,475)           419
                                                        ---------      ---------      ---------      ---------

             Total liabilities                            226,576        101,701         90,171        418,448
     Stockholders' equity (deficit)                      (205,540)        31,454        (72,422)      (246,508)
                                                        ---------      ---------      ---------      ---------
             Total liabilities and stockholders'
               equity (deficit)                         $  21,036        133,155         17,749        171,940
                                                        =========      =========      =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Balance Sheet
                           December 31, 2000
                             (In thousands)

                                                                                         Non
Assets:                                                   Insilco       Guarantors     Guarantors    Consolidated
                                                       ------------   ------------   ------------   ------------
     Current assets:
           Cash and cash equivalents                     $  10,768          3,764        13,555         28,087
           Trade receivables, net                             --           47,932        13,677         61,609
           Other receivables                                   936            710           172          1,818
           Inventories, net                                   --           54,212         4,567         58,779
           Deferred taxes                                    2,373           --            --            2,373
           Prepaid expenses and other current assets           165          5,219            16          5,400
                                                         ---------      ---------     ---------      ---------
               Total current assets                         14,242        111,837        31,987        158,066

     Property, plant, and equipment, net                        69         56,417         1,788         58,274
     Other assets and deferred charges                      10,471         42,053        83,629        136,153
                                                         ---------      ---------     ---------      ---------
               Total assets                              $  24,782        210,307       117,404        352,493
                                                         =========      =========     =========      =========

     Liabilities and Stockholders' Equity (Deficit)
     Current liabilities:
           Current portion of long-term debt             $   5,000            210          --            5,210
           Accounts payable                                   --           25,180         3,475         28,655
           Accrued expenses and other                       11,044         15,907        21,764         48,715
                                                         ---------      ---------     ---------      ---------
               Total current liabilities                    16,044         41,297        25,239         82,580

     Long-term debt, excluding current portion             189,307            484        90,000        279,791
     Other long-term liabilities, excluding current
       portion                                              33,033          6,976          --           40,009
     Intercompany payable                                  (56,094)        67,688       (11,160)           434
                                                         ---------      ---------     ---------      ---------
               Total liabilities                           182,290        116,445       104,079        402,814

     Stockholders' equity (deficit)                       (157,508)        93,862        13,325        (50,321)
                                                         ---------      ---------     ---------      ---------
               Total liabilities and stockholders'
                 equity (deficit)                        $  24,782        210,307       117,404        352,493
                                                         =========      =========     =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2001
                                 (In Thousands)

                                                                                     Non
                                                     Insilco       Guarantors     Guarantors  Consolidated
                                                   ------------   ------------   ------------ ------------
     Sales                                            $   --         229,240        16,879       246,119
     Cost of products sold                                 143       199,722        10,801       210,666
     Depreciation and amortization                          51        18,008         2,359        20,418
     Selling, general and administrative expenses        2,745        31,679           654        35,078
     Goodwill impairment charge                           (181)       73,796        76,645       150,260
     Restructuring charge                                 --           1,319          --           1,319
                                                      --------      --------      --------      --------
        Operating loss                                  (2,758)      (95,284)      (73,580)     (171,622)
                                                      --------      --------      --------      --------
     Other income (expense):
       Interest expense                                (30,761)          (57)       (8,783)      (39,601)
       Interest income                                   3,353           129           148         3,630
       Other income, net                                   898        (1,077)         (198)         (377)
                                                      --------      --------      --------      --------
        Total other expense                            (26,510)       (1,005)       (8,833)      (36,348)
                                                      --------      --------      --------      --------
        Loss from continuing operations
          before income taxes                          (29,268)      (96,289)      (82,413)     (207,970)
     Income tax benefit (expense)                        4,688        10,868           (74)       15,482
                                                      --------      --------      --------      --------
        Net Loss                                      $(24,580)      (85,421)      (82,487)     (192,488)
                                                      ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 2000
                                 (In Thousands)

                                                                                     Non
                                                        Insilco     Guarantors    Guarantors   Consolidated
                                                     ------------   ------------ ------------  ------------
     Sales                                             $   --         273,559        97,289       370,848
     Cost of products sold                                 --         208,571        58,367       266,938
     Depreciation and amortization                           26        11,056         3,752        14,834
     Selling, general and administrative expenses         4,063        31,637        15,900        51,600
                                                       --------      --------      --------      --------
          Operating income (loss)                        (4,089)       22,295        19,270        37,476
                                                       --------      --------      --------      --------
     Other income (expense):
        Interest expense                                (29,287)          (53)       (8,931)      (38,271)
        Interest income                                     202            26           163           391
        Other income, net                                (1,025)       (2,295)        2,285        (1,035)
                                                       --------      --------      --------      --------
          Total other expense                           (30,110)       (2,322)       (6,483)      (38,915)
                                                       --------      --------      --------      --------
          Income (loss) from continuing operations
            before income taxes, discontinued
            operations and extraordinary items          (34,199)       19,973        12,787        (1,439)
     Income tax benefit (expense)                          --          16,178       (10,054)        6,124
                                                       --------      --------      --------      --------
          Income (loss) from continuing operations
            before discontinued operations and
            extraordinary items                         (34,199)       36,151         2,733         4,685
     Discontinued operations, net of tax:
        Income from operations                             --           4,723         1,225         5,948
        Gain on disposal                                   --          56,705         6,878        63,583
                                                       --------      --------      --------      --------
          Income from discontinued operations              --          61,428         8,103        69,531
     Extraordinary item, net of tax                      (3,064)         --            --          (3,064)
                                                       --------      --------      --------      --------
          Net income (loss)                            $(37,263)       97,579        10,836        71,152
                                                       ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Operations
                          Year Ended December 31, 1999
                                 (In Thousands)

                                                                                     Non
                                                       Insilco      Guarantors    Guarantors  Consolidated
                                                    ------------   ------------  ------------ ------------
     Sales                                             $   --         248,042          --         248,042
     Cost of products sold                                 --         191,295          --         191,295
     Depreciation and amortization                           49        10,127          --          10,176
     Selling, general and administrative expenses         8,520        31,643            51        40,214
     Restructuring charge                                 3,450         2,337          --           5,787
                                                       --------      --------      --------      --------
          Operating income (loss)                       (12,019)       12,640           (51)          570
                                                       --------      --------      --------      --------
     Other income (expense):
        Interest expense                                (36,430)          (22)         --         (36,452)
        Interest income                                     323            62             6           391
        Other income, net                                 9,762        (1,992)        2,223         9,993
                                                       --------      --------      --------      --------
          Total other income (expense)                  (26,345)       (1,952)        2,229       (26,068)
                                                       --------      --------      --------      --------
          Income (loss) from continuing operations
           before income taxes and discontinued
           operations                                   (38,364)       10,688         2,178       (25,498)
     Income tax benefit (expense)                          --          14,183          (551)       13,632
                                                       --------      --------      --------      --------
          Income (loss) from continuing operations
            before discontinued operations              (38,364)       24,871         1,627       (11,866)
     Discontinued operations, net of tax:
        Income from operations                             --          20,538         1,096        21,634
                                                       --------      --------      --------      --------
        Income from discontinued operations                --          20,538         1,096        21,634
                                                       --------      --------      --------      --------
        Net income (loss)                              $(38,364)       45,409         2,723         9,768
                                                       ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 2001
                                 (In thousands)

                                                                                      Non
                                                        Insilco     Guarantors    Guarantors  Consolidated
                                                    ------------   ------------  ------------ ------------
     Net cash provided by (used in)
       operating activities                            $(15,300)         (104)        5,945        (9,459)

     Cash flows from investing activities:
         Acquisitions, net of cash acquired             (44,174)         --            --         (44,174)
         Other investing activities                        --             179          --             179
         Capital expenditures, net                          (51)       (6,114)          (40)       (6,205)
                                                       --------      --------      --------      --------
             Net cash used in investing activities      (44,225)       (5,935)          (40)      (50,200)
                                                       --------      --------      --------      --------
     Cash flows from financing activities:
         Intercompany transfer of funds                   6,415        10,585       (17,000)         --
         Proceeds from revolving credit facility         28,000          --            --          28,000
         Proceeds from term debt facility                40,000          --            --          40,000
         Debt issuance and tender costs                  (1,982)         --            --          (1,982)
         Loan to Insilco Holding Co.                        (15)         --            --             (15)
         Capital and stock transfer                      (7,500)         --           7,500          --
         Payments on long term debt                      (5,062)         (372)       (1,125)       (6,559)
                                                       --------      --------      --------      --------
             Net cash provided by (used in)
               financing activities                      59,856        10,213       (10,625)       59,444
                                                       --------      --------      --------      --------

     Effect of exchange rate changes on cash               --            --            (712)         (712)
                                                       --------      --------      --------      --------
             Net increase (decrease) in cash
               and cash equivalents                         331         4,174        (5,432)         (927)

             Cash and cash equivalents at
               beginning of period                       10,768         3,764        13,555        28,087
                                                       --------      --------      --------      --------
             Cash and cash equivalents at end
               of period                               $ 11,099         7,938         8,123        27,160
                                                       ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 2000
                                 (In thousands)

                                                                                            Non
                                                             Insilco      Guarantors     Guarantors    Consolidated
                                                          ------------   ------------   ------------   ------------
     Net cash provided by (used in)
       operating activities                                 $ (99,006)        80,379         34,614         15,987

     Cash flows from investing activities:
         Acquisitions, net of cash acquired                  (145,333)          --          (10,860)      (156,193)
         Capital expenditures, net                                (11)        (9,507)          (361)        (9,879)
         Other investing activities                              --              120           --              120
         Discontinued operations:
           Proceeds from divestitures, net                    202,343           --           15,000        217,343
           Capital expenditures                                  --           (5,146)          (195)        (5,341)
                                                            ---------      ---------      ---------      ---------

             Net cash provided by investing activities         56,999        (14,533)         3,584         46,050
                                                            ---------      ---------      ---------      ---------

     Cash flows from financing activities:
         Intercompany transfer of funds                        95,108        (63,307)       (31,801)          --
         Payments on revolving credit facility                (72,527)          --             --          (72,527)
         Debt issuance and tender costs                        (6,758)          --             --           (6,758)
         Loan to Insilco Holding Co.                             (801)          --             --             (801)
         Capital and stock transfers                           (6,810)          --            6,810           --
         Proceeds from (payments on) long term debt            39,938            (62)          --           39,876
                                                            ---------      ---------      ---------      ---------
             Net cash provided by (used in)
               financing activities                            48,150        (63,369)       (24,991)       (40,210)
                                                            ---------      ---------      ---------      ---------
     Effect of exchange rate changes on cash                     --             --             (120)          (120)
                                                            ---------      ---------      ---------      ---------
             Net increase in cash and cash equivalents          6,143          2,477         13,087         21,707
             Cash and cash equivalents at
               beginning of period                              4,625          1,287            468          6,380
                                                            ---------      ---------      ---------      ---------
             Cash and cash equivalents at end of period     $  10,768          3,764         13,555         28,087
                                                            =========      =========      =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                 Condensed Consolidating Statement of Cash Flows
                                December 31, 1999
                                 (In thousands)

                                                                                          Non
                                                           Insilco      Guarantors     Guarantors   Consolidated
                                                        ------------   ------------   ------------  ------------
     Net cash provided by (used in)
       operating activities                                $(50,451)       58,510         4,989        13,048

     Cash flows from investing activities:
         Acquisitions, net of cash acquired                 (25,340)         --            --         (25,340)
         Capital expenditures, net                              (18)       (7,197)         --          (7,215)
         Proceeds from disposal of business and
           other investing activities                        18,165           330          --          18,495
         Discontinued operations:
           Capital expenditures                                --          (7,844)       (1,401)       (9,245)
                                                           --------      --------      --------      --------
            Net cash used in investing activities            (7,193)      (14,711)       (1,401)      (23,305)
                                                           --------      --------      --------      --------
     Cash flows from financing activities:
         Intercompany transfers to parent                    46,765       (43,578)       (3,187)         --
         Proceeds from revolving credit facility             16,207          --            --          16,207
         Payment of prepetition liabilities                  (1,086)         --            --          (1,086)
         Payments on long term debt                          (4,939)          (16)         --          (4,955)
         Retirement of 101/4% notes                          (1,526)         --            --          (1,526)
         Loan to Insilco Holding Co.                         (1,756)         --            --          (1,756)
         Funds deposited in excess of retired
           10 1/4% notes                                      2,032          --            --           2,032
         Proceeds from minority interest                        100          --            --             100
                                                           --------      --------      --------      --------
            Net cash provided by (used in) financing
              activities                                     55,797       (43,594)       (3,187)        9,016
                                                           --------      --------      --------      --------
     Effect of exchange rate changes on cash                   --            --             (15)          (15)
                                                           --------      --------      --------      --------
            Net increase (decrease) in cash and
              cash equivalents                               (1,847)          205           386        (1,256)
            Cash and cash equivalents at
              beginning of period                             6,472         1,082            82         7,636
                                                           --------      --------      --------      --------
            Cash and cash equivalents at end of period     $  4,625         1,287           468         6,380
                                                           ========      ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(11) OTHER LONG-TERM LIABILITIES
     ---------------------------

     A summary of other long-term liabilities at December 31 follows (in thousands):

                                                2001          2000
                                              --------      --------
     Post-retirement benefits, other than
       pensions (Note 12)                     $  4,800         5,123
     Tax  liabilities                           11,001        28,543
     Environmental liabilities                   4,971         5,312
     Deferred compensation and other             6,041         1,895
                                              --------      --------
                                                26,813        40,873
          Less current portion                    (904)         (864)
                                              --------      --------
                                              $ 25,909        40,009
                                              ========      ========

     ENVIRONMENTAL LIABILITIES
     -------------------------

     The Company's operations are subject to extensive Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company has a program for monitoring its compliance with applicable environmental regulations, the interpretation of which often is subjective. We have taken significant measures to (1) address emissions, discharges and waste generation and disposal, (2) improve management practices and operations in response to legal requirements, and (3) internally review compliance with applicable environmental regulations and approved practices. In order to achieve these goals, we have instituted several programs including (1) raw material and process substitution, recycling and material management, (2) periodic review of hazardous waste storage and disposal practices, and (3) review of compliance and financial status and management practices of our offsite third-party waste management firms.

     The environmental liabilities included in other long-term obligations represent the estimate of cash obligations that will be required in future years for these environmental remediation activities. The Company has estimated the exposure and accrued liability to be approximately $5.0 million relating to these environmental matters at December 31, 2001, of which $0.4 million is included in current liabilities on the balance sheet. These liabilities are undiscounted and do not assume any possible recoveries from insurance coverage or claims which the Company may have against third parties. The estimate is based upon in-house research and the professional services of outside consulting and engineering firms. Because of uncertainty associated with the estimation of these liabilities and potential regulatory changes, it is reasonably possible that these estimated liabilities could change in the near term but it is not expected that the effect of any such change would be material to the consolidated financial statements in the near term.

     During our 1993 bankruptcy reorganization, we settled all claims of the United States relating to our pre-petition date conduct at previously owned or third party sites arising under the federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. This settlement (1) discharged us from contribution claims of the United States at a number of hazardous waste sites, (2) protects us from contribution claims of the remaining potentially responsible parties, (3) limits the amount we may be required to pay the United States in any one year on pre-petition claims, and (4) provides that any such payment may be made in cash or, at our option, common stock valued at 30% of the allowed claim.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

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

(12) PENSION PLANS AND POST-RETIREMENT BENEFITS
     ------------------------------------------

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     A summary of the plans' funded status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                          2001                 2000
                                                     ------------   ---------------------------
                                                      Accumulated      Assets     Accumulated
                                                        Benefits       Exceed       Benefits
                                                         Exceed     Accumulated      Exceed
                                                         Assets       Benefits       Assets
                                                        --------      --------      --------
     Changes in benefit obligation:
     Benefit obligation at beginning of year            $ 63,774        63,316         4,273
     Service cost                                          1,632         1,764            56
     Interest cost                                         4,724         4,640           330
     Amendments                                             --            --            --
     Actuarial (gain) loss                                (2,469)        3,381           220
     Benefits paid                                        (7,191)      (13,940)         (266)
                                                        --------      --------      --------
          Benefit obligation at end of year             $ 60,470        59,161         4,613
                                                        --------      --------      --------
     Change in plan assets:

     Fair value of plan assets at beginning of year     $ 56,864        70,895          --
     Actual return on assets                              (3,110)          (91)         --
     Employer contribution                                   276          --             266
     Benefits paid                                        (7,191)      (13,940)         (266)
                                                        --------      --------      --------
          Fair value of plan asset at end of year       $ 46,839        56,864          --
                                                        --------      --------      --------

     Funded status                                      $(13,630)       (2,297)       (4,613)
     Unrecognized net actuarial (gain) loss                6,177           227          (138)
     Unrecognized prior service costs                        (13)         (994)        1,063
                                                        --------      --------      --------
          Accrued benefit cost                          $ (7,466)       (3,064)       (3,688)
                                                        ========      ========      ========
     Amounts recognized in the statement of
       financial position consist of :
     Accrued benefit liability                          $(10,642)       (3,064)       (4,392)
     Accumulated other comprehensive income                2,560          --            --
     Intangible asset                                        616          --             704
                                                        --------      --------      --------
          Net amount recognized                         $ (7,466)       (3,064)       (3,688)
                                                        ========      ========      ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     The components of pension cost follow (in thousands):

                                                   Year Ended December 31,
                                              ---------------------------------
                                               2001         2000         1999
                                              -------      -------      -------
     Service cost                             $ 1,632        1,820        2,657
     Interest cost                              4,724        4,970        4,666
     Actual return on assets                   (5,447)      (6,191)      (6,572)
     Net amortization and deferral                 81           81           81
     Recognized net actuarial loss (gain)        --           (254)           5
                                              -------      -------      -------
               Net pension cost               $   990          426          837
                                              =======      =======      =======

     In addition, the Company recognized pension costs of approximately $318,000 in 2001, $366,000 in 2000 and $358,000 in 1999 related to contributions to multi-employer plans.

     The assumptions used in accounting for the pension plans as of December 31 follow:

                                                        2001      2000
                                                        ----      ----
     Discount Rates                                     7.50%     7.75%
     Rates of increase in compensation levels           4.50%     4.50%
     Expected long-term rate of return on assets        9.00%     9.00%


     In addition to the defined benefit plans described above, the Company sponsors a qualified defined contribution 401(k) plan, which covers substantially all non-union employees of the Company and its subsidiaries, and which covers union employees at one of the Company's subsidiaries. The Company matches 50% of non-union participants' voluntary contributions up to a maximum of 3% of the participant's compensation. The Company's expense was approximately $424,000 in 2001, $445,000 in 2000 and $401,000 in 1999.

     POST-RETIREMENT BENEFITS, OTHER THAN PENSIONS
     ---------------------------------------------

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     A summary of the plans' status reconciled with amounts recognized in the consolidated balance sheet at December 31 follows (in thousands):

                                                   2001         2000
                                                 -------      -------
     Change in benefit obligation:

     Benefit obligation at beginning of year     $ 2,299        3,932
     Interest cost                                   173          170
     Actuarial gain                                 (366)      (1,663)
     Benefits paid                                  (200)        (140)
                                                 -------      -------
         Benefit obligation at end of year         1,906        2,299
                                                 -------      -------

     Funded status                                (1,906)      (2,299)
     Unrecognized net actuarial gain              (2,127)      (1,912)
     Unrecognized prior service cost                (767)        (912)
                                                 -------      -------
         Accrued benefit cost                    $(4,800)      (5,123)
                                                 =======      =======

     The components of net periodic post-retirement (benefit) cost follow (in thousands):

                                              Year Ended December 31,
                                            ---------------------------
                                            2001       2000       1999
                                            -----      -----      -----
     Interest cost                          $ 173        170        288
     Amortization of prior service cost      (145)      (145)      (145)
     Amortization of unrecognized gain       (149)      (155)      --
                                            -----      -----      -----
                                            $(121)      (130)       143
                                            =====      =====      =====

     At December 31, 2001 and 2000, the weighted-average discount rates used in determining the accumulated post-retirement benefit obligation were 7.5% and 7.75%, respectively. The recorded healthcare cost trend rate assumed in measuring the accumulated post-retirement benefit obligation was 8% in 2001, declining to an ultimate rate of 6% in 2012 and thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage point change in assumed healthcare cost trend rates in 2001 would have the following effects (in thousands):

                                                   1-Percentage    1-Percentage
                                                  Point Increase  Point Decrease
                                                  --------------  --------------

     Effect on total of interest cost component        $ 10              7

     Effect on post-retirement benefit obligation      $133             91

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(13) STOCK-BASED COMPENSATION PLANS
     ------------------------------

     In connection with the Mergers, the Company adopted on August 17, 1998, the following plans: the Equity Unit Plan and the Stock Option Plan. Following is a description of each respective plan.

     EQUITY UNIT PLAN

     The Equity Unit Plan ("the Plan") allowed members of management of the Company to purchase Equity Units, which are considered share equivalents of Holding's stock. The purchase price per unit was $45.00 and the units are 100% vested at the time of issuance. Participants were allowed to use either deferred compensation or the deferral of future compensation to satisfy the purchase price of the units. The value of the units is determined under an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") formula or by market-related value if the actual common shares of Holding are listed or quoted for trading on a national exchange, NASDAQ or a similar national trading or quotation system and the aggregate market value held by non-affiliates is $25,000,000 or greater. The total number of units available for purchase under this Plan is 88,194. As of December 31, 2001, 2000 and 1999, the number of units outstanding under the Plan was 608, 1,938, and 38,484, respectively. Upon the occurrence of a Significant Event, (as defined in the Plan), the Company is obligated to pay the participant, at the Company's discretion in cash, common shares, or a combination of both, the value of any units purchased less any purchase price that has not been paid. If the value of the units is less than the amount of remaining purchase price, the participant is obligated to satisfy the difference or the Company has the right to offset any amounts owed the participant against the remaining purchase price. The Plan terminates as of the date all payments due under the Plan have been made.

     STOCK OPTIONS

     The Insilco Holding Co. Stock Option Plan ("Option Plan") provides for the issuance of no more than 200,000 shares of Holdings common stock to eligible employees of the Company. The Option Plan was effective as of August 14, 1998. The options under the Option Plan vest and become exercisable based on the achievement of financial goals over a period of time and expire on the tenth anniversary of the effective date of the Option Plan.. As of December 31, 2001, the Company has 100,000 shares available for future awards under the Option Plan.

     Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain conditions are met. The Company is continuing to account for its stock-based compensation under APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options granted in 2001, 2000 and 1999 under SFAS 123, the Company's net income would have approximated the pro forma amounts below:

                                          2001           2000           1999
                                      ------------   ------------   ------------
     Net income (loss)  As reported     $(192,488)      71,152          9,768
                          Pro forma     $(192,488)      71,127          9,745

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     A summary of the options granted follows:

                                                                    Weighted
                                                       Number        Average
                                                     of Shares        Price
                                                   ------------   ------------
     Options outstanding December 31, 1998                   -
             Granted                                   200,162          45.00
             Forfeited                                 (76,150)         45.00
                                                   ------------
     Options outstanding December 31, 1999             124,012
             Granted                                    27,600          45.00
             Forfeited                                 (37,612)         45.00
                                                   ------------
     Options outstanding December 31, 2000             114,000
             Forfeited                                 (14,000)         45.00
                                                   ------------
     Options outstanding December 31, 2001             100,000
                                                   ============

     Of the options outstanding at December 31, 2001, 2000, and 1999, 40,000, 0 and 0 were exercisable, respectively.

     There were no options granted in 2001. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $27.62 and $14.41, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: for 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.50%, volatility of 40% and an expected life of 10 years and for 1999 - expected dividend yield 0.0%, risk-free interest rate of 5.50%, volatility of 30% and an expected life of 10 years.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

(14) INCOME TAX EXPENSE
     ------------------

     The components of total income tax expense (benefit) follow (in thousands):

                                                             Year Ended December 31,
                                                      ------------------------------------
                                                        2001          2000          1999
                                                      --------      --------      --------
     Total income taxes:
     From continuing operations before
       extraordinary item:
             Current:
                 Federal                              $(14,666)       (4,366)          272
                 State and Local                            50           141            54
                 Foreign                                  (164)        6,269           749
                                                      --------      --------      --------
                                                       (14,780)        2,044         1,075
                                                      --------      --------      --------
             Deferred:
                 Federal                                (1,086)       (7,711)      (15,158)
                 State and Local                           412          (530)           45
                 Foreign                                   (28)           73           406
                                                      --------      --------      --------
                                                          (702)       (8,168)      (14,707)
                                                      --------      --------      --------
                 Total from continuing operations
                 before extraordinary item             (15,482)       (6,124)      (13,632)
     Discontinued operations                              --          47,125        11,771
     Extraordinary item                                   --          (1,793)         --
     Stockholders' equity                                 --            --            --
                                                      --------      --------      --------
                 Total income taxes                   $(15,482)       39,208        (1,861)
                                                      ========      ========      ========

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations follow (in thousands):

                                                              Year Ended December 31,
                                                         ---------------------------------
                                                          2001          2000         1999
                                                         -------      -------      -------
     Deferred tax expense (benefit) exclusive of the
      effects of other components                        $(5,301)        (922)     (13,725)
     U.S. taxes provided on foreign income                  (767)         349         --
     Changes in the valuation allowance for deferred
      tax assets allocated to income tax expense           5,366       (7,595)        (982)
                                                         -------      -------      -------
                                                         $  (702)      (8,168)     (14,707)
                                                         =======      =======      =======

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     Pretax income (loss) from continuing operations by domestic and foreign sources follows (in thousands):

                           Year Ended December 31,
                  ---------------------------------------
                     2001           2000           1999
                  ---------      ---------      ---------
     Domestic     $(128,882)       (14,824)       (29,052)
     Foreign        (79,088)        13,385          3,554
                  ---------      ---------      ---------
                  $(207,970)        (1,439)       (25,498)
                  =========      =========      =========

     Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying the Federal statutory rate to pretax income due to the following (in thousands):

                                                                 Year Ended December 31,
                                                           ------------------------------------
                                                             2001          2000          1999
                                                           --------      --------      --------
     Computed statutory tax expense                        $(72,790)         (504)       (8,924)
     State and local taxes                                   (1,663)         (253)         (647)
     Goodwill impairment/amortization of goodwill            51,885         3,924            55
     Foreign tax rate differential                            3,216        (1,685)         (403)
     Federal benefit from Section 172 (f) claim              (1,879)         --            --
     Subpart foreign income deemed taxable in the U.S.          792          --            --
     Interest expense - paid in kind                            423          --            --
     Professional fees                                         --            --             628
     Disposition of operating divisions                        --            --          (2,827)
     U.S. taxes provided on foreign income                     (767)          349          --
     Other, net                                                 (65)         (360)         (248)
     Valuation allowance                                      5,366        (7,595)       (1,266)
                                                           --------      --------      --------
           Income tax benefit                              $(15,482)       (6,124)      (13,632)
                                                           ========      ========      ========

     The state and local tax benefit reflected above is before the effect of the increase in valuation allowance. The effect of the increase in valuation allowance is shown separately.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 follow (in thousands):

                                                           2001          2000
                                                         --------      --------
     Deferred tax assets:
          Net operating loss carryforwards               $ 14,678        13,048
          Accrued liabilities                               6,249         5,417
          Interest on in kind debt                            189          --
          Pension and other post-retirement benefits        5,216         5,368
          Tax credits                                       1,888         1,218
          Other                                               669         2,856
                                                         --------      --------
             Total gross deferred tax assets               28,889        27,907
                Less valuation allowance                  (22,630)      (17,265)
                                                         --------      --------
             Total gross deferred tax assets after
                valuation allowance                         6,259        10,642
     Deferred tax liabilities:
          Plant and equipment                              (5,548)       (6,308)
          Other                                              (711)       (2,850)
                                                         --------      --------
             Total gross deferred tax liabilities          (6,259)       (9,158)
                                                         --------      --------
                Net deferred tax asset                   $   --           1,484
                                                         ========      ========

     The net increase in (reduction of) the valuation allowance for deferred tax assets for the years ended December 31, 2001 and 2000 was $5,365,282 and ($14,785,000), respectively. The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The 2001 net change in the valuation allowance is primarily attributable to an evaluation of historical and projected future realization potential and/or utilization of associated deferred tax assets. The potential decrease or increase of valuation allowance in the near term is dependent on the future realizability of the deferred tax assets, which are affected by the future profitability of operations. A valuation allowance has been provided on the Company's net deferred tax asset related to its operations because of the uncertainty regarding their realizability due to the expectation that deductions from future tax deductions will exceed future taxable income.

     Deferred taxes are not provided on unremitted earnings of certain subsidiaries outside the United States because it is expected that the earnings are permanently reinvested and determination is not practical. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     At December 31, 2001, the Company has net operating loss carryforwards for federal tax purposes of $86,782,067, which will begin to expire in 2008.

     As a result of the Job Creation and Workers Assistance Act of 2002, enacted in March 2002, the Company will be eligible for a refund of Federal taxes in the amount of $1.8 million.

     As part of the spin-off of the "Automotive Business" to ThermaSys Holding Co., on August 25, 2000, the Company remains liable for taxes related to periods up to and including the date of the spin-off.

(15) RESTRUCTURING AND PLANT CLOSING COSTS
     -------------------------------------

     During the year ended December 31, 2001, the Company recorded $1,319,000 of restructuring and plant consolidation and closing costs relating to the consolidation of its Custom Assemblies facilities located in Ireland and the United Kingdom, the closure of a Passive Components sales office located in Japan, the closure of its Custom Assemblies headquarters in Morrisville, North Carolina and the closure of one of its Precision Stampings facilities in Thomaston, Connecticut. . These closings and consolidations were completed to reduce operating costs. These costs include employee separation costs of $747,000, asset impairments of $140,000, noncancelable lease costs of $385,000 and other costs of $47,000.

     All of these costs have been reflected in the Restructuring Charge line item on the Statement of Operations.

     As of December 31, 2001, the Company has an accrual of $771,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. A summary of this accrual is as follows (in thousands):

                                   As of    Additional                 As of
                                  December   Accruals      2001      December
                                  31, 2000    in 2001  Cash Outlays  31, 2001
                                 ---------------------------------------------
     Restructuring charges:
       Employee separations       $      -       747         (322)        425
       Other exit costs                  -        47          (25)         22
       Remaining noncancellable
          lease costs                    -       385          (61)        324
                                 ---------------------------------------------
        Subtotal                  $      -     1,179         (408)        771
                                 =============================================

       Asset impairment                          140
                                            ---------
       Total restructuring charge              1,319
                                            =========

     The headcount reduction from these activities was approximately 62 employees.

(16) RELATED PARTY TRANSACTIONS
     --------------------------

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     The Company received $915,000 from ThermaSys for management fees and other miscellaneous items year to date December 31, 2001, respectively. At December 31, 2001 and 2000, the Company had net receivables from ThermaSys of $48,000 and $152,000, respectively. The December 31, 2001 receivable consisted of $48,000 for management services provided to ThermaSys by the Company. The December 31, 2000 receivable consisted of $148,000 for management services provided to ThermaSys by the Company and $4,000 for services shared with and reimbursable to the Company.

     The Company paid Credit Suisse First Boston ("CSFB") retainer fees of $150,000 and underwriting fees of $625,000 year to date December 31, 2001. The Company paid Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") of advisory fees $1.1 million and retainer fees of $300,000 during fiscal 2000. CSFB acquired DLJSC during 2000. At December 31, 2001 and 2000, the Company had retainer fees payable to CSFB of $212,500 and $75,000, respectively, for investment banking services.

     In 2000, in connection with the amendment and restatement of the Company's Bank Credit Agreement, the Company paid DLJ Capital Funding approximately $5.3 million for services as lead arranger and syndication agent.

(17) COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Rental expense for operating leases totaled $3.9 million, $3.1 million and $3.1 for the years ended December 31, 2001, 2000 and 1999, respectively. These leases primarily relate to production facilities. Rental income received for subleases for operating leases totaled $0.2 million in 2001, $0.4 million in 2000 and $0.3 million in 1999.

     Future minimum lease payments under contractually noncancellable operating leases (with initial lease terms in excess of one year) for years subsequent to December 31, 2001 are as follows: 2002, $2.4 million; 2003, $1.9 million; 2004, $1.1 million; 2005, $0.9 million; 2006, $0.3 million and thereafter, none. Future minimum rental income to be received under noncancellable subleases for years subsequent to December 31, 2001, are as follows: 2002, $0.1 million and thereafter, none.

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

(18) SEGMENT DATA
     ------------

     DESCRIPTION OF SEGMENTS

     The Company disaggregates and discloses its operations into three main segments: Custom Assemblies, Passive Components and Precision Stampings. The Custom Assemblies segment primarily designs and assembles custom electronic and fiber-optic cable, wire harness and electromechanical assemblies. The Passive Components segment designs, manufacturers and globally distributes high-speed data connector systems and power transformers. The Precision Stampings segment designs and manufactures precision stampings and wire-formed parts.

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

     MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company uses "EBITDA", which is defined as earnings before interest expense (net), income taxes, depreciation and amortization and non-operating items, as a basis and manner for presenting and using financial data to assist it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation. The accounting policies used in preparing the following segment data are the same as those described in Note 3, "Significant Accounting Policies." The Company has intra-segment sales and transfers, which are recorded at cost or, if agreed upon, a price comparable to unaffiliated customer sales. These intra-segment sales and related profits are eliminated in consolidation and are not presented in the segment disclosure. Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash, deferred financing fees, and deferred tax assets.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     Summary financial information by business segment is as follows (in thousands):

                                                                     Year Ended December 31,
                                                             ---------------------------------------
                                                               2001            2000          1999
                                                             ---------      ---------      ---------
     Net Sales:
         Custom assemblies                                   $ 108,402        187,526         66,452
         Precision Stampings                                    58,936         78,209         75,029
         Passive Components                                     78,781        105,113         88,494
                                                             ---------      ---------      ---------
           On-going operations                                 246,119        370,848        229,975
         Other                                                    --             --           18,067
                                                             ---------      ---------      ---------
           Total                                             $ 246,119        370,848        248,042
                                                             =========      =========      =========

     Loss from continuing operations before income taxes
         discontinued operations and extraordinary
           items:
         Custom assemblies                                   $   4,494         29,613          5,725
         Precision stampings                                     1,951         10,867          8,628
         Passive components                                      2,845         17,275         13,795
           Corporate operating expenses                         (2,501)        (3,570)        (5,895)
                                                             ---------      ---------      ---------
           On-going operations                                   6,789         54,185         22,253
         Other                                                    --             --            1,136
                                                             ---------      ---------      ---------
           Earnings before interest, taxes
             depreciation and amortization (EBITDA)              6,789         54,185         23,389
         Depreciation and amortization                         (20,418)       (14,834)       (10,176)
         Goodwill impairment charge                           (150,260)          --             --
         Significant legal expense                                (198)          (493)        (2,653)
         Severance and other                                    (6,216)        (1,382)        (4,203)
         Restructuring charge                                   (1,319)          --           (5,787)
                                                             ---------      ---------      ---------

             Total operating income (loss)                    (171,622)        37,476            570
         Interest expense                                      (39,601)       (38,271)       (36,452)
         Interest income                                         3,630            391            391
         Other income, net                                        (377)        (1,035)         9,993
                                                             ---------      ---------      ---------
           Loss from continuing operations before
           income taxes discontinued operations and
           extraordinary items                               $(207,970)        (1,439)       (25,498)
                                                             =========      =========      =========
         Net income (loss)                                   $(192,488)        71,152          9,768
                                                             =========      =========      =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     A summary of depreciation and amortization expense by segment at December 31 follows (in thousands):

                               2001       2000        1999
                             -------     -------     -------
     Custom assemblies       $ 7,766       5,986       1,434
     Precision stampings       4,434       4,303       3,895
     Passive components        8,167       4,519       4,248
     Other                      --          --           550
     Corporate                    51          26          49
                             -------     -------     -------
          Total              $20,418      14,834      10,176
                             =======     =======     =======

     A summary of capital expenditures by segment at December 31 follows (in thousands):

                              2001       2000       1999
                             ------     ------     ------
     Custom assemblies       $1,459      2,531      1,267
     Precision stampings      2,775      4,442      3,705
     Passive components       1,920      2,886      2,161
     Other                     --         --           64
     Corporate                   51         20         18
                             ------     ------     ------
          Total              $6,205      9,879      7,215
                             ======     ======     ======

     A summary of identifiable assets by segment at December 31 follows (in thousands):

                               2001         2000
                             --------     --------
     Custom assemblies       $ 57,931      217,739
     Precision stampings       42,250       52,563
     Passive components        50,473       57,431
     Corporate                 21,286       24,760
                             --------     --------
          Total              $171,940      352,493
                             ========     ========

     The significant decrease in identifiable assets of Custom Assemblies relates to the goodwill impairment charge recorded in 2001. For further discussion see Note 19.

     A summary of long-lived assets by geographic region is as follows (in thousands):

                                    2001        2000
                                  -------     -------
     United States                $57,159     109,018
     Other than United States       7,840      85,409
                                  -------     -------
          Total                   $64,999     194,427
                                  =======     =======

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     Summary of international sales by geographic region is as follows (in thousands):

                    2001        2000        1999
                  -------     -------     -------
     Europe       $31,797      29,130      23,843
     Asia          18,327      21,473       8,248
     Canada        16,456       5,480       2,771
     Mexico         9,583       1,330         532
     Other            745       1,647         900
                  -------     -------     -------
        Total     $76,908      59,060      36,294
                  =======     =======     =======

     Net sales are attributed to countries based on the location of customers.

     MAJOR CUSTOMERS

     In 2001, no company accounted for more than 10% of the Company's consolidated revenues. In 2000, revenues from two telecommunication and computer OEMs accounted for approximately 16% each of the Company's consolidated revenues. In 1999, no company accounted for more than 10% of the Company's consolidated revenues.

(19) IMPAIRMENT OF GOODWILL
     ----------------------

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

     The Company reviews the value of its long-lived assets when events or changes in circumstances occur that indicate the carrying value of the asset may be impaired. As a result of the business conditions noted above, the Company concluded such a review was required for its three most recent acquisitions, TAT, acquired in February 2000; PCM, acquired in August 2000; and, InNet, acquired in January 2001, and their related goodwill. The review was completed in a series of tests. The first test included the following steps: (1) the Company estimated the undiscounted future cash flows of the asset based on estimated growth levels; (2) the Company estimated the terminal value of the asset based on an appropriate multiple of EBITDA; and (3) the Company compared the sum of the future cash flows and terminal value to the carry value of long lived assets to determine if an impairment has occurred. If an impairment had occurred the Company performed a second test as follows: (1) the Company discounted the future cash flows and terminal value, using EBITDA as a proxy for cash flow, to a present value using an appropriate discount rate; and (2) the Company compared the discounted net present value to the carrying value of long lived assets to determine the amount of the impairment.

     As a result of this review, the Company determined that the goodwill related to these acquisitions was impaired and in accordance with Company policy it was necessary to write-down the goodwill to fair value. Thus, in June 2001, the Company recorded pre-tax charges of $97.3 million to impair a significant portion of goodwill. Of the total charge of $97.3 million, $74.9 million related to the

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

     goodwill resulting from the acquisition of TAT, $14.9 million related to the goodwill resulting from the acquisition of PCM and $7.5 million related to goodwill resulting from the acquisition of InNet.

     In the fourth quarter of 2001, the Company repeated the above discussed analysis and based on this analysis recorded an additional goodwill charge totaling $53.0 million. Of the total charge of $53.0 million; $1.7 million related to the remaining goodwill resulting from the acquisition of TAT, $19.6 million related to the remaining goodwill resulting from the acquisition of PCM, $27.7 million related to the remaining goodwill resulting from the acquisition of InNet, $3.5 million relating to the goodwill resulting from the acquisition of EFI and $0.5 million related to the remaining goodwill resulting from earlier acquisitions. The year to date December 31, 2001 pre-tax charge for the writedown of goodwill was $150.3 million.

(20) SUBSEQUENT EVENT
     ----------------

     On February 7, 2002, the Company stated that it has initiated a review of its strategic alternatives and had retained Gleacher & Co. LLC to assist management and the Board of Directors in this review. On February 15, 2002, the Company said it would utilize the 30-day grace period under the indenture governing the Company's 12% Senior Subordinated Notes due 2007, and would not make the scheduled $7.2 million interest payment due February 15, 2002. The 30-day grace period expired on March 18, 2002 and the Company did not make the payment. The failure to make the required interest payment within the 30-day grace period created an event of default under the indenture governing the 12% Notes and the Amended Credit Agreement. Due to the default, the debt under the Amended Credit Agreement and the 12% Notes has been reclassified to current.

     At this time, the Company is having on-going discussions with its senior secured lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of its capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact the Company's principal resources of liquidity and its ability to meet future cash requirements. Such limitations could force the Company to consider alternatives that may include negotiating further amendments to the Amended Credit Agreement, attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

                                  EXHIBIT INDEX
                                  -------------

*2(a) Agreement and Plan of Merger, dated as of March 24, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(n) to the Registration Statement on Form S-4 (File No. 333-51145) of Insilco Corporation).

*2(b) Amendment No. 1 to the Agreement and Plan of Merger, dated June 8, 1998, among Insilco Corporation, INR Holding Co., and Silkworm Acquisition Corporation (Exhibit 10(r) to the Registration Statement on From S-4 (File No. 333-51145) of Insilco Corporation).

*2(c) Transaction Agreement dated July 20, 2000, by and among Insilco Holding Co. (and certain of its subsidiaries) and ThermaSys Holding Company (and certain of its subsidiaries) (Exhibit 2(a) to the Current Report on Form 8-K filed by Insilco Corporation on July 26, 2000 (File No. 0-22098)).

*3(a) Certificate of Amendment of Certificate of Incorporation as filed August 25, 2000. (Exhibit 3(a) to the Form 10-K for the year ended December 31, 2000 (File No. 0-22098)).

*3(b) Bylaws (Exhibit 3.2 to the Current Report on Form 8-K filed by Insilco Corporation on August 18, 1998 (File No. 0-22098)).

*3(c) Amended Certificate of Incorporation (Exhibit 3(c) to the Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22098)).

*4(a) Investors' Agreement, dated as of August 17, 1998, among Insilco Holding Co. and the investors named therein (Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-65039) of Insilco Holding Co.).

*4(b) Indenture, dated as of November 9, 1998, between Insilco Corporation and the Trustee (Exhibit 4(a) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

*4(c) First Supplemental Indenture, dated as of December 21, 1998, between Insilco Corporation and the Trustee (Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*4(d) Exchange and Registration Rights Agreement, dated as of November 9, 1998, between Insilco Corporation and Donaldson, Lufkin & Jenrette Securities Corporation (Exhibit 4(b) to the Form 10-Q for the quarter ended September 30, 1998 (File No. 0-22098) of Insilco Corporation).

*4(e) Indenture, dated as of August 12, 1997, between Insilco Corporation and the Trustee (Exhibit 4(j) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(f) Form of New Note (included in Exhibit 4(e) above) (Exhibit 4(k) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(g) Purchase Agreement, dated as of August 7, 1997, among Insilco Corporation and Goldman Sachs & Co., McDonald & Company Securities, Inc. and Citicorp Securities Inc. (the "Initial purchasers") (Exhibit 4(l) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(h) Exchange and Registration Rights Agreement, dated as of August 12, 1997, between Insilco Corporation and the Initial Purchasers (Exhibit 4(m) to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

*4(i) Second Supplemental Indenture, dated as of January 25, 1999, between Insilco Corporation and the Trustee (Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(a) Insilco Holding Co. Direct Investment Program (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61809)
                of Insilco Holding Co.).**

*10(b) Insilco Holding Co. Stock Option Plan (Exhibit 4(d) to the Registration Statement on Form S-8 (File No. 333-61809) of Insilco Holding Co.).**

*10(c) Insilco Holding Co. and Insilco Corporation Equity Unit Plan (Exhibit 4(c) to the Registration Statement on Form S-8 (File No. 333-61811) of Insilco Holding Co.).**

*10(d) Credit Agreement among Insilco Corporation and a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, DLJ Capital Funding, Inc. and The First National Bank of Chicago (Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-71947) of Insilco Corporation).

*10(e) Form of Indemnification Agreement adopted by Insilco Corporation as of July 30, 1990, entered into between Insilco Corporation and certain of its officers and directors individually, together with a schedule identifying the other documents omitted and the material details in which such documents differ (Exhibit 10(n) to the Form 10 Registration Statement (File No. 0-22098) of Insilco Corporation).

*10(f) Form of Income Protection Agreement adopted by Insilco Corporation as of December, 1996, entered into between Insilco Corporation and the officers identified in Exhibit 10(f) (Exhibit 10(h) to Form 10-K for the year ended December 31, 1996, (File No. 0-22098) of Insilco Corporation).

*10(g) Credit Agreement dated August 25, 2000, among Insilco Technologies, Inc., T.A.T. Technology, Inc., Various Financial Institutions, Bank One, NA, DLJ Capital Funding, Inc., and Huntington Bank (Exhibit 99(b) to Current Report on Form 8-K filed by Insilco Technologies, Inc., on September 7, 2000 (File No. 0-22098)).

10(h) Management Services Agreement dated August 25, 2000, with ThermaSys Corporation.

*10(i) Amendment No. 1 to Second Amended and Restated Credit Agreement dated August 14, 2001 (Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22098)).

10(j)    Indemnification Agreement with KPMG LLP.

*15(a) Independent Accountants Awareness Letter (Exhibit 15(a) to the Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22098)).

*16(a) Auditor change letter (Exhibit 16.1 to the Current Report on Form 8-K/A filed by Insilco Technologies, Inc. on October 2, 2001 (File No. 0-22098)).

*21 Subsidiaries of Insilco Technologies, Inc. (Exhibit 21 to the Form 10-K for the year ended December 31, 2000 (File No. 0-22098)).

23(a)    Consent of PricewaterhouseCoopers LLP.

23(b)    Consent of KPMG LLP.

24 Power of Attorney of officers and directors of Insilco appearing on the signature page hereof.

*25 Statement of Eligibility and Qualification Under the Trust Indenture Act of 1939 (T-1) of the Bank of New York (bound separately) (Exhibit 25 to the Registration Statement on Form S-4 (File No. 333-36523) of Insilco Corporation).

99(a)    Schedule II - Valuation and Qualifying Accounts.

------------

*              Incorporated by reference, as indicated.

** Designates management contracts and compensatory plans or arrangements in which directors or executive officers participate.