Form 10-Q
period 2002-03-31
INSILCO TECHNOLOGIES INC
filed 2002-05-15
CIK 863204

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File Number: 0-22098

                           INSILCO TECHNOLOGIES, INC.
                           --------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 7, 2002, 100,000 shares of common stock, $.001 par value, were outstanding.

================================================================================

                               INDEX TO FORM 10-Q




PART I.   FINANCIAL INFORMATION                                            Page
          ---------------------                                            ----

         Item 1.   Financial Statements (unaudited)                          4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      22

         Item 3.   Quantitative and Qualitative Disclosure About Market
                   Risk                                                     29

PART II.  OTHER INFORMATION
---------------------------

         Item 1.   Legal Proceedings                                        29

         Item 2.   Changes in Securities and Use of Proceeds                29

         Item 3.   Defaults upon Senior Securities                          29

         Item 4.   Submission of Matters to a Vote of Securities Holders    29

         Item 5.   Other Information                                        29

         Item 6.   Exhibits and Reports on Form 8-K                         29

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)                               Page
            --------------------------------                               ----

            Condensed Consolidated Balance Sheets at March 31, 2002          4
            and December 31, 2001

            Condensed Consolidated Statements of Operations for the three    5
            months ended March 31, 2002 and 2001

            Condensed Consolidated Statements of Cash Flows for the          6
            three months ended March 31, 2002 and 2001

            Notes to the Condensed Consolidated Financial Statements         7

            Report of Independent Accountants                               21

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                               As of
                                                                                     ---------------------------
                                                                                     March 31,        December 31,
                                                                                        2002              2001
                                                                                     ---------         ---------
                                                                                    (Unaudited)         (Note 2)
                                     Assets
                                     ------
       Current assets:
          Cash and cash equivalents                                                  $  23,144            27,160
          Trade receivables, net                                                        33,575            34,128
          Other receivables                                                              1,879             1,278
          Inventories, net                                                              36,245            40,461
          Prepaid expenses and other current assets                                      2,618             2,158
                                                                                     ---------         ---------

          Total current assets                                                          97,461           105,185

       Property, plant and equipment                                                   115,802           115,635
       Less: Accumulated depreciation                                                   65,453            63,205
                                                                                     ---------         ---------
       Property, plant and equipment, net                                               50,349            52,430
       Other assets and deferred charges                                                12,957            14,325
                                                                                     ---------         ---------

          Total assets                                                               $ 160,767           171,940
                                                                                     =========         =========
                      Liabilities and Stockholder's Deficit
                      -------------------------------------
       Current liabilities:
          Current portion of long-term debt                                          $ 346,306           346,312
          Accounts payable                                                              12,088            15,373
          Accrued expenses                                                              18,180            19,270
          Income taxes payable                                                           4,547             3,476
          Other current liabilities                                                     10,345             7,348
                                                                                     ---------         ---------
          Total current liabilities                                                    391,466           391,779

       Long-term debt, excluding current portion                                           308               341
       Other long-term obligations, excluding current portion                           25,000            25,909
       Amounts due to Insilco Holding Co.                                                  422               419
       Contingencies
       Stockholder's deficit:
          Common stock, $.001 par value; 1,000,000 shares authorized; 100,000 and 100 shares issued and outstanding at March 31, 2002 and
            December 31, 2001, respectively                                               --                --
          Additional paid-in capital                                                     8,070             8,070
          Accumulated deficit                                                         (256,877)         (247,304)
          Accumulated other comprehesive loss                                           (7,622)           (7,274)
                                                                                     ---------         ---------
          Stockholder's deficit                                                       (256,429)         (246,508)
                                                                                     ---------         ---------
          Total liabilities and stockholder's deficit                                $ 160,767           171,940
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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                           -------------------------
                                                             2002             2001
                                                           --------         --------
       Net sales                                           $ 51,263           79,990
       Cost of products sold                                 42,488           63,633
       Depreciation and amortization                          2,760            5,124
       Selling, general and administrative expenses          10,181            9,378
       Restructuring charge                                    (250)            --
                                                           --------         --------
          Operating income (loss)                            (3,916)           1,855
                                                           --------         --------

       Other income (expense):
          Interest expense                                  (10,008)          (9,045)
          Interest income                                     1,152              260
          Other, net                                            640              363
                                                           --------         --------

             Total other expense                             (8,216)          (8,422)
                                                           --------         --------


          Loss before income taxes                          (12,132)          (6,567)

       Income tax benefit                                     2,559            1,675
                                                           --------         --------



          Net loss                                         $ (9,573)          (4,892)
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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Three Months Ended
                                                                                    March 30,
                                                                            -------------------------
                                                                              2002             2001
                                                                            --------         --------
       Cash flows from operating activities:
          Net loss                                                          $ (9,573)          (4,892)
          Adjustments to reconcile net loss to net cash provided
           by (used in) operating activities:
            Depreciation and amortization                                      2,760            5,124
            Deferred taxes                                                      --             (1,371)
            Other noncash charges and credits                                  2,717              526
            Change in operating assets and liabilities:
              Trade and other receivables                                       (240)          13,369
              Inventories                                                      4,082            4,350
              Prepaids and other current assets                                 (459)           1,304
              Accounts Payable                                                (3,257)            (830)
              Accrued expenses, other current liabilities and other            1,393           (9,858)
                                                                            --------         --------
                Net cash provided by (used in) operating activities           (2,577)           7,722
                                                                            --------         --------
          Cash flows from investing activities:
            Capital expenditures                                                (915)          (2,827)
            Acquisitions, net of cash acquired                                  --            (44,523)
            Other investing activities                                           132                4
                                                                            --------         --------
                Net cash used in investing activities                           (783)         (47,346)
                                                                            --------         --------
          Cash flows from financing activities:
            Principal and other debt payments                                    (41)            --
            Payments of debt financing costs                                    (429)            --
            Loan to Insilco Holding Co.                                            3                7
            Proceeds from long-term debt                                        --             23,676
            Proceeds from revolving credit facility                             --             33,000
                                                                            --------         --------
                Net cash provided (used in) by financing activities             (467)          56,683
                                                                            --------         --------
       Effect of exchange rate changes on cash                                  (189)            (656)
                                                                            --------         --------
                Net increase (decrease) in cash and cash equivalents          (4,016)          16,403
       Cash and cash equivalents at beginning of period                       27,160           28,087
                                                                            --------         --------
       Cash and cash equivalents at end of period                           $ 23,144           44,490
                                                                            ========         ========

       Interest paid                                                        $  3,026           11,542
                                                                            ========         ========
       Income taxes paid (refunded)                                         $ (1,475)           1,621
                                                                            ========         ========

See accompanying notes to the unaudited condensed consolidated financial statements.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(1)    Management Plans and Going Concern Matters
       ------------------------------------------
       On February 15, 2002, Insilco Technologies, Inc. ("Insilco", and, together with its subsidiaries, the "Company") failed to make a required interest payment on its 12% Senior Subordinated Notes due 2007 (the "12% Notes"). The 30-day grace period for such payment expired on March 18, 2002, resulting in an event of default under the indenture governing the 12% Notes, as well as, a cross-default under the Company's senior secured credit facility (the "Amended Credit Facility"). In addition, at March 31, 2002, the Company failed to meet the EBITDA covenant under the Amended Credit Agreement, and the Company is now operating in default of the Amended Credit Agreement and its 12% Notes. As a result of these defaults, the debt under the Amended Credit Facility and the 12% Notes has been classified as current.

       The Company and the lenders under the Amended Credit Facility (the "Lenders") recently entered into a forbearance agreement ("Forbearance Agreement") to permit the Company time to evaluate strategic alternatives. Under the Forbearance Agreement, the Lenders agree that, absent a further default, they will not (a) accelerate the maturity of the debt under the Amended Credit Facility, (b) take enforcement action against any collateral, including effecting any rights of setoff, or (c) commence any legal action to enforce rights or remedies pursuant to the terms of the Amended Credit Agreement, for the period from May 3, 2002 until July 10, 2002 (the "Forbearance Period"), at which time the Company expects to have completed an evaluation of its strategic alternatives.

       Thus, the Company is continuing its on-going discussions with its Lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of its capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact the Company's principal resources of liquidity and its ability to meet future cash requirements. Pending these negotiations, the Company is considering alternatives that may include attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

       The Company's recent losses and highly leveraged position raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) the Company's ability to negotiate with its Lenders and an ad hoc committee of the holders of its 12% Notes, (ii) the Company's ability to create and implement a strategic business plan, and
       (iii) the Company's ability to generate sufficient cash from operations to meet its obligations.

(2)    Basis of Presentation
       ----------------------
       Insilco Technologies, Inc. is a wholly owned subsidiary of Insilco Holding Co. ("Holdings") and is included in Holdings' consolidated financial statements and is part of Holdings' consolidated group for tax purposes.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

       The condensed consolidated financial statements as of and for the three month period ended March 31, 2002 and 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

       The condensed consolidated financial statements as of and for the three month period ended March 31, 2002 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to the Condensed Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the condensed consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

       Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    Inventories
       -----------
       Inventories consisted of the following (in thousands):

                                                  As of
                                         ----------------------
                                         March 31,    December 31,
                                           2002           2001
                                         -------        -------

       Raw materials and supplies        $19,239         22,994
       Work-in-process                     6,545          6,317
       Finished goods                     10,461         11,150
                                         -------        -------

           Total inventories             $36,245         40,461
                                         =======        =======

(4)    Contingencies
       -------------
       The Company is involved in various legal proceedings, including environmental matters, of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(5)    Long-Term Debt
       ---------------
       A summary of long-term debt is as follows (in thousands):

                                             March 31,       December 31,
                                               2002              2001
                                            ---------         ---------
       Term A Facility                      $  30,625            30,625
       Term B Facility                        148,187           148,187
       Term C Loans                            15,000            15,000
       12% Senior Subordinated Notes          119,845           119,837
       Revolving Facility                      32,500            32,500
       Other                                      457               504
                                            ---------         ---------
                                              346,614           346,653
       Less current portion                  (346,306)         (346,312)
                                            ---------         ---------
                                            $     308               341
                                            =========         =========

       At March 31, 2002, the Company failed to meet the EBITDA covenant under the Amended Credit Agreement and is now operating in default of its Amended Credit Agreement and its 12% Notes. As a result of these defaults, the debt under the Amended Credit Facility and the 12% Notes has been classified as current.

       The Company and the Lenders recently entered into a Forbearance Agreement to permit the Company time to evaluate strategic alternatives. Under the Forbearance Agreement, the Lenders agree that, absent a further default, they will not (a) accelerate the maturity of the debt under the Amended Credit Facility, (b) take enforcement action against any collateral, including effecting any rights of setoff, or (c) commence any legal action to enforce rights or remedies pursuant to the terms of the Amended Credit Agreement, for the period from May 3, 2002 until July 10, 2002 (the "Forbearance Period"), at which time the Company expects to have completed an evaluation of its strategic alternatives.

       Thus, the Company is continuing its on-going discussions with its Lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of its capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact the Company's principal resources of liquidity and its ability to meet future cash requirements. Pending these negotiations, the Company is considering alternatives that may include attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

       The Term C Loans include warrants to purchase approximately 60,000 shares of its common stock at $0.01 per share, which would, upon exercise, constitute approximately 38% of the common stock then outstanding. At March 31, 2002, the warrants were still outstanding.

       At May 7, 2002, the Company had cash on hand of approximately $21.0 million. The Company is currently unable to borrow additional amounts under its Revolving Facility.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

       The Term A Facility is subject to mandatory quarterly prepayments in each of its six years, which began in December 2000, as follows: $875,000 for the first two years, $1,312,500 for the third year, $1,750,000 for the fourth and fifth years and $2,187,500 for the final year. The Term B Facility is subject to mandatory quarterly prepayments of $375,000 for the first six years and payments of $35.3 million and $105.8 million in the seventh year. The Term C Loans are due on June 25, 2007. There are no mandatory prepayments on the Term C Loans.

       Due to the default, the Lenders have the option to increase the interest rate on the outstanding debt, under the Amended Credit Agreement, by 2%. Furthermore, the Company is restricted to borrowings at Bank One's Base Rate, plus an applicable margin. At March 31, 2002, the Base Rate was 4.75%, the applicable margin for the Term A and the Revolving Facility was 2.75%, the applicable margin for the Term B Facility was 3.25%, and the interest rate on the Term C Loans was 30%.

       The Company also pays an unused commitment fee, which fluctuates based upon the leverage ratio of the Company and is based upon availability under the Revolving Facility. The unused commitment fee at March 31, 2002, was 0.75%.

       The Amended Credit Facility is a direct obligation of Insilco, as Borrower and T.A.T. Technology, Inc., as Canadian Borrower, and is guaranteed by the Company's present and future domestic subsidiaries. The obligations thereunder are collateralized by (i) all or a substantial portion of the common stock or other interests in the Company's present and future subsidiaries, (ii) the present and future property and assets, including all accounts receivable, inventory, equipment, fixtures, patents, trademarks and specified real property of the Company and its present and future domestic subsidiaries (subject to certain qualifications and exceptions), and, (iii) a collateral assignment of intercompany notes and junior security agreements securing all obligations of the domestic subsidiaries to the Company.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(6)    Segment Information
       -------------------
       The following summary financial information by business segment (in thousands) is consistent with the basis of segmentation and measurement of segment profit or loss used in the Company's December 31, 2001 consolidated financial statements:

                                                             Three Months Ended
                                                                  March 31,
                                                         -------------------------
                                                           2002             2001
                                                         --------         --------
       Net Sales:
         Custom Assemblies                               $ 21,176           38,334
         Passive Components                                16,993           24,563
         Precision Stampings                               13,094           17,093
                                                         --------         --------
           Total net sales                               $ 51,263           79,990
                                                         ========         ========
       Loss before income taxes:
         Custom Assemblies                               $  1,441            5,329
         Passive Components                                   643            1,886
         Precision Stampings                                 (173)             838
         Unallocated corporate operating expenses            (744)            (754)
                                                         --------         --------
          Earnings before interest, taxes
           depreciation and amortization (EBITDA)           1,167            7,299
         Depreciation and amortization                     (2,760)          (5,124)
       Unallocated non-operating amounts:
          Significant legal and professional fees          (1,475)             (25)
          Severance and other asset writedowns             (1,098)            (295)
          Restructuring charge                                250             --
                                                         --------         --------
            Total operating income (loss)                  (3,916)           1,855
         Interest expense                                 (10,008)          (9,045)
         Interest income                                    1,152              260
         Other, net                                           640              363
                                                         --------         --------
           Loss before income taxes                      $(12,132)          (6,567)
                                                         ========         ========

       Net loss                                          $ (9,573)          (4,892)
                                                         ========         ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

       A summary of identifiable assets by segment follows (in thousands):

                                           As of
                                  ------------------------
                                  March 31,     December 31,
                                    2002            2001
                                  --------        --------

       Custom Assemblies          $ 46,057          57,931
       Passive Components           55,200          50,473
       Precision Stampings          40,995          42,250
       Corporate                    18,515          21,286
                                  --------        --------
          Total                   $160,767         171,940
                                  ========        ========

(7)    Comprehensive Income (Loss)
       ---------------------------
       Comprehensive loss was ($9,921,000) and ($7,352,000) for the three months ended March 31, 2002 and 2001, respectively, including other comprehensive loss consisting of foreign currency translation losses totaling ($348,000) and ($2,460,000), respectively.

(8)    Related Party Transactions
       --------------------------
       The Company paid Credit Suisse First Boston ("CSFB") retainer fees of $212,500 and $0 year to date March 31, 2002 and 2001, respectively. The Company had a payable to CSFB for retainer fees related to investment banking services of $62,500 and $212,500 at March 31, 2002 and December 31, 2001. The Company also paid $625,000 in underwriting fees to CSFB in the first quarter of 2001.

       The Company received $98,000 and $159,000 from ThermaSys, the former "Automotive Businesses" the Company sold in August 2000, for management fees and other miscellaneous items year to date March 31, 2002 and 2001, respectively. At March 31, 2002 and December 31, 2001, the Company had net receivables from ThermaSys of $40,000 and $48,000, respectively. The March 31, 2002 net receivable consisted of $30,000 for management services provided to ThermaSys by the Company and $10,000 for services shared with and reimbursable to the Company. The December 31, 2001 receivable consisted of $48,000 for management services provided to ThermaSys by the Company.

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

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(9) Guarantor Subsidiaries cont'd

                      Condensed Consolidating Balance Sheet
                                 March 31, 2002
                                 (In thousands)

                                                                                           Non-
Assets:                                                Insilco         Guarantors       Guarantors       Consolidated
-------                                                -------         ----------       ----------       ------------
Current assets:
    Cash and cash equivalents                         $   8,670             3,663           10,811            23,144
    Trade receivables, net                                 --              24,207            9,368            33,575
    Other receivables                                     1,007               704              168             1,879
    Inventories, net                                       --              29,541            6,704            36,245
    Prepaid expenses and other current assets               468             1,978              172             2,618
                                                      ---------         ---------        ---------         ---------
        Total current assets                             10,145            60,093           27,223            97,461

Property, plant, and equipment, net                          75            47,246            3,028            50,349
Other assets and deferred charges                         8,045               400            4,512            12,957
                                                      ---------         ---------        ---------         ---------
        Total assets                                  $  18,265           107,739           34,763           160,767
                                                      =========         =========        =========         =========

Liabilities and Stockholder's Equity (Deficit)
----------------------------------------------
Current liabilities:
    Current portion of long-term debt                 $ 257,282               101           88,923           346,306
    Accounts payable                                       --              10,013            2,075            12,088
    Accrued expenses and other                           16,748            10,862            5,462            33,072
                                                      ---------         ---------        ---------         ---------
        Total current liabilities                       274,030            20,976           96,460           391,466

Long-term debt, excluding current portion                  --                 156              152               308
Other long-term liabilities, excluding current
  portion                                                24,786               170               44            25,000
Intercompany payable (receivable)                       (79,496)           59,988           19,930               422
                                                      ---------         ---------        ---------         ---------
        Total liabilities                               219,320            81,290          116,586           417,196
Stockholder's equity (deficit)                         (201,055)           26,449          (81,823)         (256,429)
                                                      ---------         ---------        ---------         ---------
        Total liabilities and stockholder's
          equity (deficit)                            $  18,265           107,739           34,763           160,767
                                                      =========         =========        =========         =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(9) Guarantor Subsidiaries cont'd

                      Condensed Consolidating Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                                                            Non-
Assets:                                                Insilco         Guarantors        Guarantors       Consolidated
-------                                                -------         ----------        ----------       ------------
Current assets:
     Cash and cash equivalents                        $  11,099              (264)           16,325            27,160
     Trade receivables, net                                --              24,641             9,487            34,128
     Other receivables                                      481               293               504             1,278
     Inventories, net                                      --              31,603             8,858            40,461
     Prepaid expenses and other current assets              268             1,915               (25)            2,158
                                                      ---------         ---------         ---------         ---------
         Total current assets                            11,848            58,188            35,149           105,185

Property, plant, and equipment, net                          69            49,140             3,221            52,430
Other assets and deferred charges                         9,262               444             4,619            14,325
                                                      ---------         ---------         ---------         ---------
         Total assets                                 $  21,179           107,772            42,989           171,940
                                                      =========         =========         =========         =========

Liabilities and Stockholder's Equity (Deficit)
----------------------------------------------
Current liabilities:
     Current portion of long-term debt                $ 257,273               101            88,938           346,312
     Accounts payable                                      --              13,454             1,919            15,373
     Accrued expenses and other                          14,330            10,884             4,880            30,094
                                                      ---------         ---------         ---------         ---------
         Total current liabilities                      271,603            24,439            95,737           391,779

Long-term debt, excluding current portion                  --                 185               156               341
Other long-term liabilities, excluding current
  portion                                                34,403            (8,539)               45            25,909
Intercompany payable (receivable)                       (88,180)           60,148            28,451               419
                                                      ---------         ---------         ---------         ---------
         Total liabilities                              217,826            76,233           124,389           418,448

Stockholder's equity (deficit)                         (196,647)           31,539           (81,400)         (246,508)
                                                      ---------         ---------         ---------         ---------
         Total liabilities and stockholder's
           equity (deficit)                           $  21,179           107,772            42,989           171,940
                                                      =========         =========         =========         =========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(9) Guarantor Subsidiaries cont'd

                Condensed Consolidating Statement of Operations
                        Three Months Ended March 31, 2002
                                 (In thousands)

                                                                                     Non-
                                                    Insilco       Guarantors      Guarantors     Consolidated
                                                    -------         -------         -------         -------

Net Sales                                           $  --            37,267          13,996          51,263
Cost of products sold                                  --            31,501          10,987          42,488
Depreciation and amortization                             6           2,631             123           2,760
Restructuring charge                                   --              (250)           --              (250)
Selling, general and administrative expenses          2,362           6,012           1,807          10,181
                                                    -------         -------         -------         -------

   Operating income (loss)                           (2,368)         (2,627)          1,079          (3,916)
                                                    -------         -------         -------         -------

Other income (expense):
  Interest expense                                   (8,269)             (2)         (1,737)        (10,008)
  Interest income                                       442             402             308           1,152
  Other, net                                            604              38              (2)            640
                                                    -------         -------         -------         -------

   Total other income (expense)                      (7,223)            438          (1,431)         (8,216)
                                                    -------         -------         -------         -------

   Loss before income taxes                          (9,591)         (2,189)           (352)        (12,132)

Income tax benefit (expense)                          1,459           1,397            (297)          2,559
                                                    -------         -------         -------         -------

   Net loss                                         $(8,132)           (792)           (649)         (9,573)
                                                    =======         =======         =======         =======

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(9) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Operations
                        Three Months Ended March 31, 2001
                                 (In thousands)

                                                                                     Non-
                                                    Insilco       Guarantors      Guarantors     Consolidated
                                                    -------         -------         -------         -------
Net Sales                                           $  --            58,427          21,563          79,990
Cost of products sold                                  --            47,874          15,759          63,633
Depreciation and amortization                             4           3,954           1,166           5,124
Selling, general and administrative expenses            779           7,706             893           9,378
                                                    -------         -------         -------         -------

     Operating income (loss)                           (783)         (1,107)          3,745           1,855
                                                    -------         -------         -------         -------

Other income (expense):
   Interest expense                                  (6,594)             (4)         (2,447)         (9,045)
   Interest income                                      128               5             127             260
   Other, net                                           903            (485)            (55)            363
                                                    -------         -------         -------         -------
     Total other expense                             (5,563)           (484)         (2,375)         (8,422)
                                                    -------         -------         -------         -------

     Income (loss) before income taxes               (6,346)         (1,591)          1,370          (6,567)

Income tax benefit (expense)                          1,740             671            (736)          1,675
                                                    -------         -------         -------         -------

     Net income (loss)                              $(4,606)           (920)            634          (4,892)
                                                    =======         =======         =======         =======

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(9) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 2002
                                 (In thousands)

                                                                                                     Non-
                                                                  Insilco        Guarantors       Guarantors      Consolidated
                                                                  -------        ----------       ----------      ------------
Net cash provided by (used in)
  operating activities                                           $ (8,121)           2,624            2,920           (2,577)

Cash flows from investing activities:
    Other investing activities                                       --                132             --                132
    Capital expenditures, net                                         (12)            (868)             (35)            (915)
                                                                 --------         --------         --------         --------
      Net cash used in investing activities                           (12)            (736)             (35)            (783)
                                                                 --------         --------         --------         --------

Cash flows from financing activities:
    Intercompany transfer of funds                                  6,130            2,067           (8,197)            --
    Payment of debt issue costs                                      (429)            --               --               (429)
    Loan to Insilco Holding Co.                                         3             --               --                  3
    Payments on long term debt                                       --                (29)             (12)             (41)
                                                                 --------         --------         --------         --------

      Net cash provided by (used in) financing activities           5,704            2,038           (8,209)            (467)
                                                                 --------         --------         --------         --------

Effect of exchange rate changes on cash                              --                  1             (190)            (189)
                                                                 --------         --------         --------         --------

      Net increase (decrease) in cash
       and cash equivalents                                        (2,429)           3,927           (5,514)          (4,016)

      Cash and cash equivalents at beginning of period             11,099             (264)          16,325           27,160
                                                                 --------         --------         --------         --------

      Cash and cash equivalents at end of period                 $  8,670            3,663           10,811           23,144
                                                                 ========         ========         ========         ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(9) Guarantor Subsidiaries cont'd

                 Condensed Consolidating Statement of Cash Flows
                        Three Months Ended March 31, 2001
                                 (In thousands)

                                                                                                    Non-
                                                                 Insilco        Guarantors       Guarantors      Consolidated
                                                                 -------        ----------       ----------      ------------
Net cash provided by (used in)
  operating activities                                          $ (6,675)          12,433            1,964            7,722

Cash flows from investing activities:
     Acquisitions, net of cash acquired                          (44,523)            --               --            (44,523)
     Other investing activities                                     --                  4             --                  4
     Capital expenditures, net                                        (1)          (2,616)            (210)          (2,827)
                                                                --------         --------         --------         --------
     Net cash (used in) investing activities                     (44,524)          (2,612)            (210)         (47,346)
                                                                --------         --------         --------         --------

Cash flows from financing activities:
   Intercompany transfer of funds                                 13,764           (9,264)          (4,500)            --
   Proceeds from (payments on) long term debt                     23,813             (137)            --             23,676
   Proceeds from revolving credit facility                        33,000             --               --             33,000
   Loan to Insilco Holding Co.                                         7             --               --                  7

                                                                --------         --------         --------         --------
     Net cash provided by (used in) financing activities          70,584           (9,401)          (4,500)          56,683
                                                                --------         --------         --------         --------

Effect of exchange rate changes on cash                             --                171             (827)            (656)
                                                                --------         --------         --------         --------

     Net increase (decrease) in cash
      and cash equivalents                                        19,385              591           (3,573)          16,403

     Cash and cash equivalents at beginning of period             10,768            2,011           15,308           28,087
                                                                --------         --------         --------         --------

     Cash and cash equivalents at end of period                 $ 30,153            2,602           11,735           44,490
                                                                ========         ========         ========         ========

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(10)   Impact of Recently Issued Accounting Standards
       ----------------------------------------------
       In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. The adoption of these statements did not have a significant effect on the Company's results of operations or financial position.

       On October 4, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2002. The Company adopted the provisions of Statement 144 effective January 1, 2002. The adoption of this Statement did not have a significant effect on its results of operations or financial position.

(11)   Impairment of Goodwill
       -----------------------
       As a result of a dramatic decline in capital spending in the telecommunications industry, the Company concluded it was necessary to review its three most recent acquisitions: TAT, acquired in February 2000; PCM, acquired in August 2000; and InNet, acquired in January 2001, and their related goodwill.

       As a result of this review, the Company determined that the goodwill related to these acquisitions was impaired and in accordance with Company policy it was necessary to write-down the goodwill to fair value. Thus, in June 2001, the Company recorded pre-tax charges of $97.3 million to impair a significant portion of goodwill. Of the total charge of $97.3 million, $74.9 million related to the goodwill resulting from the acquisition of TAT, $14.9 million related to the goodwill resulting from the acquisition of PCM and $7.5 million related to goodwill resulting from the acquisition of InNet.

       In the fourth quarter of 2001, due to the continued decline in these businesses, the Company repeated its review and recorded an additional goodwill charge totaling $53.0 million. Of the total charge of $53.0 million; $1.7 million related to the remaining goodwill resulting from the acquisition of TAT, $19.6 million related to the remaining goodwill resulting from the acquisition of PCM, $27.7 million related to the remaining goodwill resulting from the acquisition of InNet, $3.5 million relating to the goodwill resulting from the acquisition of EFI and $0.5 million related to the remaining goodwill resulting from earlier acquisitions. For the full year ended December 31, 2001, the Company recorded a $150.3 million pre-tax charge for the writedown of goodwill.

                   INSILCO TECHNOLOGIES, INC. AND SUBSIDIARIES

      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(12)   Restructuring and Plant Closing Costs
       -------------------------------------
       During the year ended December 31, 2001, the Company recorded $1,319,000 of restructuring and plant consolidation and closing costs relating to the consolidation of its Custom Assemblies facilities located in Ireland and the United Kingdom, the closure of a Passive Components sales office located in Japan, the closure of its Custom Assemblies headquarters in Morrisville, North Carolina and the closure of one of its Precision Stampings facilities in Thomaston, Connecticut. These closings and consolidations were completed to reduce operating costs. These costs include employee separation costs of $747,000, asset impairments of $140,000, noncancelable lease costs of $385,000 and other costs of $47,000. All of these costs were reflected in the Restructuring Charge line item on the Statement of Operations.

       During the quarter ended March 31, 2002, the Company negotiated a termination agreement for its lease on the Morrisville, North Carolina facility. As a result, the Company reversed $250,000 of charges in the Statement of Operations representing accrued, but now terminated, future minimum lease payments.

       As of March 31, 2002, the Company has an accrual of $194,000 relating to these restructuring charges, which is included in accrued expenses on the balance sheet. The Company expects a majority of this accrual will be paid by December 2002. A summary of this accrual is as follows (in thousands):

                                                    As of   Restructuring                 As of
                                                   December     Charge        2002        March
                                                   31, 2001    Reversal   Cash Outlays   31, 2002
                                                     ----        ----         ----         ----
       Restructuring charges:
         Employee separations                        $425        --           (251)         174
         Other exit costs                              22        --             (2)          20
         Remaining noncancellable lease costs         324        (250)         (74)        --
                                                     ----        ----         ----         ----
          Subtotal                                   $771        (250)        (327)         194
                                                     ====        ====         ====         ====

       The headcount reduction from these activities was approximately 62 employees.

(13)   Subsequent Events
       -----------------
       The Company and the Lenders recently entered into a Forbearance Agreement to permit the Company time to evaluate strategic alternatives. Under the Forbearance Agreement, the Lenders agree that, absent a further default, they will not (a) accelerate the maturity of the debt under the Amended Credit Facility, (b) take enforcement action against any collateral, including effecting any rights of setoff, or (c) commence any legal action to enforce rights or remedies pursuant to the terms of the Amended Credit Agreement, for the period from May 3, 2002 until July 10, 2002 (the "Forbearance Period"), at which time the Company expects to have completed an evaluation of its strategic alternatives.

       On April 11, 2002, the Company announced that it was closing its Taylorsville, North Carolina Custom Assemblies plant. Manufacturing from this plant will be consolidated into the Company's other Custom Assemblies plants. A severance charge will be taken in the second quarter related to this closure.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholder of
Insilco Technologies, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Insilco Technologies Inc. and its subsidiaries as of March 31, 2002, and the related condensed consolidated statement of operations for the three-month period ended March 31, 2002 and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has experienced significant losses from operations and on March 18, 2002, the Company defaulted on its 12% Senior Subordinated Notes by not making a required interest payment. This default, along with cross-default provisions triggered under the Company's Amended Credit Agreement, resulted in substantially all of the Company's debt being callable immediately. The Company was also in default of the EBITDA covenant under the Amended Credit Agreement at March 31, 2002. The Company has not subsequently cured these defaults and it is probable that the Company will not be able to cure these defaults within the next twelve months. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations and stockholder's deficit, and of cash flows for the year then ended (not presented herein), and in our report dated March 18, 2002 we expressed an unqualified opinion, which included an explanatory paragraph stating the uncertainty of the Company's ability to continue as a going concern, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
May 8, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------
OVERVIEW
--------
On February 15, 2002, we failed to make a required interest payment on our 12% Notes. The 30-day grace period for such payment expired on March 18, 2002, resulting in an event of default under the indenture governing the 12% Notes, as well as, a cross-default under the Amended Credit Facility. In addition, at March 31, 2002, we failed to meet the EBITDA covenant under the Amended Credit Agreement, and we are now operating in default of the Amended Credit Agreement and our 12% Notes. As a result of these defaults, the debt under the Amended Credit Facility and the 12% Notes has been classified as current.

We recently entered into a Forbearance Agreement with the Lenders to permit us time to evaluate our strategic alternatives. Under the agreement, the Lenders have agreed, absent of further default, not to accelerate the maturity of the debt under our Amended Credit Facility, take enforcement action against any collateral, including effecting any rights of setoff, or commence any legal action to enforce rights or remedies for a period of sixty days ending July 10, 2002, at which time we expect to have completed an evaluation of our strategic alternatives.

Thus, we are continuing our on-going discussions with our Lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact our principal resources of liquidity and our ability to meet future cash requirements. Pending these negotiations, we are considering alternatives that may include attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

Our performance continues to be impacted by a number of external factors, including: the weakened U.S. macroeconomic landscape; ongoing financial issues with emerging telecom service providers; and cautious capital spending by larger, well capitalized telecom service providers. These factors have created a significant reduction in demand for our customers' end products and have created excessive inventory levels throughout the supply-chain, which continue to be worked down.

We continue to respond to these market conditions with headcount reductions and limited spending throughout our organization. Since December 2000, we have eliminated 2,436 hourly and 192 salary personnel representing approximately $35.0 million in annualized wages and fringes, reducing our total personnel approximately 53% to 2,364, excluding China. Furthermore, we continue to consolidate our operations into fewer manufacturing facilities as well as transfer certain production to lower cost facilities.

Our recent losses and highly leveraged position raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis are dependent upon, among other things, (i) our ability to negotiate with our Lenders and an ad hoc committee of the holders of our 12% Notes, (ii) our ability to create and implement a strategic business plan, and (iii) our ability to generate sufficient cash from operations to meet our obligations.

The discussion that follows is based on the summary financial information by business segment presented in Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------
We use EBITDA as a basis and manner for presenting and using financial data to assist us in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA data are included because we understand that such information is used by certain investors as one measure of an issuer's historical ability to service debt. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies, or used in the Company's debentures, credit or other similar agreements, due to potential inconsistencies in the method of calculation.


For the first quarter of 2002, our net sales decreased 36% to $51.3 million from the $80.0 million recorded in the first quarter of 2001. The decrease is due to the decelerating macroeconomic conditions and reduced demand for our customers' end products discussed in the overview above. The following is a discussion of the decrease in sales by segment:

     o Net sales from our Custom Assemblies segment in the first quarter of 2002 decreased $17.1 million, or 45%, to $21.2 million, from the $38.3 million recorded in the first quarter of 2001. This decrease reflects significantly reduced demand for our customers' DSL (digital subscriber line), optical, and central office telecom switching equipment and lower sales of non-telecom assemblies due to the general economic slowdown. The first quarter of 2002 includes approximately $3.7 million of custom assembly sales to a telecom customer based on contractual purchase obligations. Without this sale, total Custom Assembly sales would have been $17.5 million.

     o Net sales from our Passive Components segment in the first quarter of 2002 decreased $7.6 million, or 31%, to $17.0 million, from the $24.6 million recorded in the first quarter of 2001. Sales of transformers and connectors are down from a year ago due to lower demand from networking, computer, and premise wiring customers. These declines were offset slightly by a 7% increase in MagJack(R) product sales.

     o In the Precision Stamping segment, net sales in the first quarter of 2002 decreased $4.0 million, or 23%, to $13.1 million from the $17.1 million recorded in the first quarter of 2001. This decrease was due to the continued slow down in manufacturing activity and weak demand from customers servicing the electronics market.

EBITDA for the first quarter of 2002 decreased to $1.2 million from $7.3 million recorded in the first quarter of 2001. This decrease is due to the decline in sales, as well as continued margin erosion at all of the business segments. The following is a discussion of the decrease in EBITDA by segment:

     o EBITDA from our Custom Assemblies segment in the first quarter of 2002 decreased $3.9 million to $1.4 million from $5.3 million recorded in the first quarter of 2001. The decrease was due to the sharp decline in higher margin sales of cable assemblies for optical telecom equipment. Custom Assemblies also recorded $0.3 million in charges for excess and obsolete inventories. Excluding EBITDA from the purchase obligation noted in the sales discussion above, EBITDA would have declined to a loss of $0.1 million. EBITDA margins were 6.6% for the first quarter 2002 and 13.9% for the first quarter of 2001.

     o In our Passive Components segment, EBITDA in the first quarter of 2002 decreased $1.3 million to $0.6 million from $1.9 million recorded in the first quarter of 2001. The decreases reflect lower connector and transformer sales, as well as a continued mix shift toward lower margin products and a more competitive pricing environment. The Passive Components segment also recorded $0.3 million in bad debt charges relating to certain European customers. EBITDA margins were 3.5% for the first quarter 2002 and 7.7% for the first quarter of 2001.

     o EBITDA from our Precision Stampings segment in the first quarter of 2002 decreased $1.0 million to a loss of $0.2 million from income of $0.8 million recorded in the first quarter of 2001. The decrease reflects lower sales volumes due to the slow down in the general economy and, more specifically, the higher margin electronics market. EBITDA margins were (1.5%) for the first quarter 2002 and 4.9% for the first quarter of 2001.

In the first quarter of 2002, unallocated corporate operating expenses were flat as compared to the same period in the prior year. The corporate operating expenses in the first quarter of 2002 and 2001 include expenses for retainer fees related to investment banking services for CSFB of $0.1 million each. Also in the first quarter of 2002 and 2001, the corporate operating expenses include an expense offset related to management and other services provided to ThermaSys of $0.1 million and $0.3 million, respectively.

Depreciation and amortization expense decreased $2.3 million to $2.8 million in the first quarter of 2002 from $5.1 million in the first quarter of 2001. This decrease is mainly due to the decrease in amortization expense as a result of the writeoff of acquisition related goodwill in 2001.

In the first quarter of 2002, we recorded $1.1 million of severance and other unallocated non-operating amounts relating to general rationalization activities and impaired asset writedowns. Of this amount, $0.6 million was severance expense, and $0.5 million related to the writedown of impaired assets. We recorded $1.5 million of professional and legal expenses relating to our strategic alternatives review. We also reversed a restructuring charge of $0.3 million for a Morrisville, North Carolina lease that we were able to terminate. In the first quarter of 2001, we recorded $0.3 million of other non-operating unallocated expenses, the majority of which was severance.

As of March 31, 2002, we have an accrual of $194,000 relating to restructuring charges included in accrued expenses on the balance sheet. This accrual reflects our restructuring efforts which, during the year ended December 31, 2001, included $1,319,000 of restructuring and plant consolidation and closing costs relating to the consolidation of our Custom Assemblies facilities located in Ireland and the United Kingdom, the closure of a Passive Components sales office located in Japan, the closure of our Custom Assemblies headquarters in Morrisville, North Carolina and the closure of one of our Precision Stampings facilities in Thomaston, Connecticut. These closings and consolidations were completed to reduce operating costs. These costs include employee separation costs of $747,000, asset impairments of $140,000, noncancelable lease costs of $385,000 and other costs of $47,000. All of these costs were reflected in the Restructuring Charge line item on the Statement of Operations. In addition, during the quarter ended March 31, 2002, we negotiated a termination agreement for our lease on the Morrisville, North Carolina facility. As a result, we reversed $250,000 of charges in the Statement of Operations representing accrued, but now terminated, future minimum lease payments. We expect a majority of this accrual will be paid by December 2002. A summary of this accrual is as follows (in thousands):

                                                    As of   Restructuring                 As of
                                                   December     Charge        2002        March
                                                   31, 2001    Reversal   Cash Outlays   31, 2002
                                                     ----        ----         ----         ----
       Restructuring charges:
         Employee separations                        $425        --           (251)         174
         Other exit costs                              22        --             (2)          20
         Remaining noncancellable lease costs         324        (250)         (74)        --
                                                     ----        ----         ----         ----
          Subtotal                                   $771        (250)        (327)         194
                                                     ====        ====         ====         ====

The headcount reduction from these activities was approximately 62 employees.

Operating income for the first quarter of 2002 decreased $5.8 million to a loss of $3.9 million from income of $1.9 million recorded in the first quarter of 2001. The decrease was due to the decline in EBITDA.

Loss before income taxes decreased $5.5 million to $12.1 million in the first quarter of 2002 from $6.6 million recorded in the first quarter of 2001. The decrease was attributable to the decline in operating income. Net interest expense for the first quarter increased $1.0 million, or 11%, from the same period in the prior year due to higher debt levels and the additional 2% charge on all outstanding debt, which was the result of the terms of the Amended Credit Agreement negotiated in August 2001.

We recorded income tax benefits and effective rates for the first quarter of 2002 and 2001 of $2.6 million, or 21% and $1.7 million, or 26%, respectively. The change in the effective benefit rates is primarily due to a decrease arising from an establishment of valuation allowance against the 2002 net operating loss and an increase arising from the settlement of a federal audit and other federal, state and foreign tax refunds.

We recorded a net loss of $9.6 million in the first quarter of 2002 as compared to net loss of $4.9 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We are currently in default on our 12% Notes and our Amended Credit Agreement. As a result of these defaults, the debt under the Amended Credit Facility and the 12% Notes has been classified as current.

We recently entered into a Forbearance Agreement with our Lenders to permit us time to evaluate our strategic alternatives. Under the agreement, the Lenders have agreed, absent of further default, not to accelerate the maturity of the debt under our Amended Credit Facility, take enforcement action against any collateral, including effecting any rights of setoff, or commence any legal action to enforce rights or remedies for a period of sixty days ending July 10, 2002, at which time we expect to have completed an evaluation of our strategic alternatives.

Thus, we are continuing our on-going discussions with our Lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. If an agreement is not reached, it will impact our principal resources of liquidity and our ability to meet future cash requirements. Pending these negotiations, we are considering alternatives that may include attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances.

Our recent losses and highly leveraged position raise doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis depends upon, among other things, (i) our ability to negotiate with our Lenders and an ad hoc committee of holders of the 12% Notes,
(ii) our ability to create and implement a strategic business plan, and (iii) our ability to generate sufficient cash from operations to meet our obligations. See discussion under "Outlook" in the next section for further comments.

In the first quarter of 2002, inventory decreased $4.2 million and accounts payable decreased $3.3 million, as we continue to work inventory and the related purchases thereof, down to levels appropriate for current market conditions. However, cash flows from operations were a use of $2.6 million for the three months ended March 31, 2002 as compared to a source of $7.7 million for the same period in 2001. This reflects a decrease of $10.3 million, due to cash costs associated with our restructuring activities and strategic alternatives review, lower EBITDA and lower cash generation from working capital, all of which were partially offset by the non-payment of $7.2 million of interest on the 12% Notes that was due on February 15, 2002. The next interest payment on the 12% Notes is $7.2 million and is due August 15, 2002. We have paid $3.0 million in interest on our Amended Credit Facility through March 31, 2002 and on, April 1, 2002, we paid an additional $0.5 million.

We have been notified that the tax assessment of approximately $3.6 million relating to the capital gain from the sale of the shares of Arup Alu-Rohr und Profil GmbH, which was part of the Automotive Businesses we sold in August 2000, will be due in June 2002.

On April 1, 2002, we paid the quarterly mandatory prepayment on the term facility of $1.25 million. The next term loan mandatory prepayment of $1.25 million is due in July 2002. As a result of our default, we are limited to borrowings at Bank One's Base Rate, plus an applicable margin. The Lenders have the option to increase this rate by 2%. Interest is payable quarterly with the next payment due July 1, 2002.

Capital expenditures for the first three months of 2002 were $0.9 million as compared to $2.8 million in the first three months of 2001. Capital expenditure allocations during the current period by segment were 14% to Custom Assemblies, 31% to Passive Components, and 54% to Precision Stampings. We continue to curtail future capital expenditures to coincide with market conditions.

On January 10, 2001, we purchased InNet Technologies, Inc. for $44.2 million, net of cash acquired, using cash and $25.0 million of additional Term B Facility borrowings, as permitted under the Credit Agreement.

At May 7, 2002, we had cash on hand of approximately $21.0 million. We are currently unable to borrow additional amounts under our Revolving Facility.

As of March 31, 2002, our stockholder's deficit totaled $256.4 million, which is the result of recent operating losses, the 1998 Mergers and the 1997 share repurchases as described in our Annual Report on Form 10-K for the year ended December 31, 1998.

OUTLOOK
-------
Our ability to meet our future cash requirements for working capital, capital expenditures, interest, taxes and debt repayments and the execution of our business strategies is predicated on our ability to negotiate a consensual restructuring of our capital structure. We have recently signed the Forbearance Agreement with our Lenders, and we are continuing to work with our Lenders and an ad hoc committee of holders of the 12% Notes in an effort to reach an agreement on a consensual restructuring of our capital structure. However, as with any negotiation, there can be no assurance as to when and if such an agreement will be reached. Pending these negotiations, we are considering alternatives that may include attempting to obtain commitments for additional new tranche loans or notes, asset sales, a sale of the Company or other remedies appropriate for the circumstances. We believe we have sufficient cash available to meet our operating and working capital requirements through the second quarter of 2002.

We are continuing to see increased order activity from non-telecom customers for our Precision Stamping and Passive Components product lines, in particular for our MagJack(R) product line, from the previous quarter. However, we continue to experience weak demand from telecom customers for our custom assembly products and do not see any significant near-term improvement in demand from these customers. Our visibility remains quite limited making it difficult to provide a precise short-term forecast. Furthermore, we expect our telecom customers to continue to experience weak demand for their products, as carrier spending remains soft. Therefore, under these assumptions, we do not expect our performance to improve prior to the fourth quarter of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Statement No. 142 makes the following significant changes: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We adopted the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. The adoption of these Statements did not have a significant effect on our results of operations or financial position.

On October 4, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted the provisions of Statement 144 effective January 1, 2002. The adoption of this Statement did not have a significant effect on our results of operations or financial position.

MARKET RISK AND RISK MANAGEMENT
-------------------------------
Our general policy is to use foreign currency borrowings as needed to finance our foreign currency denominated assets. We use such borrowings to reduce our asset exposure to the effects of changes in exchange rates - not as speculative investments. As of March 31, 2002, we did not have any derivative instruments in place for managing foreign currency exchange rate risks.

At the end of the first quarter of 2002, we had $226.8 million in variable rate debt outstanding. A one-percentage point increase in interest rates would increase the amount of annual interest paid by approximately $2.3 million, using average debt levels. As of March 31, 2002, we had no interest rate derivative instruments in place for managing interest rate risks.

FORWARD-LOOKING INFORMATION
---------------------------
Except for the historical information contained herein, the matters discussed in this Form 10-Q included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") include, but are not limited to the following:

     o renegotiation of senior debt and 12% Notes with our senior secured lenders and an ad hoc committee of the holders of the 12% Notes;
     o   delays in new product introductions;
     o   changes in arrangements with our lenders;
     o   lack of market acceptance of new products;
     o   changes in demand for our products;
     o   large customer concentration;
     o   dependence on key personnel;
     o   foreign exchange fluctuations;
     o   control exhibited by majority holders;
     o   changes in market trends;
     o   short-term and long-term outlook;
     o   operating hazards;
     o   general competitive pressures from existing and new competitors;
     o   effects of governmental regulations, including environmental matters;
     o   changes in interest rates; and
     o adverse economic conditions which could affect the amount of cash available for debt servicing and capital investments.

All subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------
The information called for by this item is provided under the caption "Market Risk and Risk Management" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.   LEGAL PROCEEDINGS
          -----------------
          (None)

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          (None)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          We are currently in default on our 12% Senior Subordinated Notes due 2007 because we did not make a required $7.2 million interest payment that was due on February 15, 2002.

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



                                                INSILCO TECHNOLOGIES, INC.


Date:   May 15, 2002                        By:   /s/ Michael R. Elia
                                                  --------------------
                                                  Michael R. Elia
                                                  Senior Vice President, Chief
                                                  Financial Officer and
                                                   Secretary